Form 10-Q
period 1995-09-30
PHOENIX LEASING GROWTH FUND 1982
filed 1995-11-13
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
        ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.

                         Commission file number 0-11170


                        PHOENIX LEASING GROWTH FUND 1982
                                   Registrant

            California                                  68-2735710
      State of Jurisdiction                   I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                         94901-5527
--------------------------------------------------------------------------------
 Address of Principal Executive Offices                                Zip Code

       Registrant's telephone number, including area code: (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                   Yes     X                    No
                          ---                         ---

                          Part I. Financial Information

                          Item 1. Financial Statements
                        PHOENIX LEASING GROWTH FUND 1982
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1995          1994
                                                          ----          ----
ASSETS

Cash and cash equivalents                                $ 1,054        $ 1,975

Accounts receivable (net of allowance for
     losses on accounts receivable of $2
     and $6 at September 30, 1995 and
     December 31, 1994, respectively)                         25             34

Notes receivable (net of allowance for losses
     on notes  receivable of $0 and $100
     at September 30, 1995 and
     December 31, 1994, respectively)                       --              115

Equipment on operating leases and held for
     lease (net of  accumulated
     depreciation and obsolescence reserves of
     $770 and $1,013 at September 30,
     1995 and December 31, 1994,
     respectively)                                          --             --

Investment in joint ventures                                 328            437

Other assets                                                  64             76
                                                         -------        -------


     Total Assets                                        $ 1,471        $ 2,637
                                                         =======        =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

     Accounts payable and accrued expenses               $ 2,017        $ 2,339
                                                         -------        -------

     Total Liabilities                                     2,017          2,339
                                                         -------        -------

Partners' Capital (Deficit):

     General Partner                                        (410)          (414)

     Limited Partners,  44,000 units authorized,
       41,798 units issued and 40,343
       units outstanding at September 30, 1995
       and December 31, 1994                                (136)           712
                                                         -------        -------

     Total Partners' Capital                                (546)           298
                                                         -------        -------

     Total Liabilities and Partners'
       Capital (Deficit)                                 $ 1,471        $ 2,637
                                                         =======        =======


                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                            1995      1994      1995      1994
                                            ----      ----      ----      ----
INCOME

   Rental income                           $  13      $ 47     $ 157      $163
   Equity in earnings from joint
     ventures, net                            61        20       174        93
   Gain on sale of equipment                   1        86        12        89
   Interest income, notes receivable          21       --         21         9
   Other income                               14         4        44        50
                                           -----      ----     -----      ----

      Total Income                           110       157       408       404
                                           -----      ----     -----      ----

EXPENSES

   Depreciation                             --           9      --          28
   Lease related operating expenses         --           2         8         6
   Management fees to General Partner          9         4        24        16
   Provision for losses on receivables        (7)      --        (59)      --
   General and administrative expenses        15        15        50        68
                                           -----      ----     -----      ----

     Total Expenses                           17        30        23       118
                                           -----      ----     -----      ----

NET INCOME                                 $  93      $127     $ 385      $286
                                           =====      ====     =====      ====


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                        $2.28      $3.12    $9.45      $7.02
                                           =====      ====     =====      ====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $--        $--      $30.31     $30.02
                                           =====      ====     =====      ====

ALLOCATION OF NET INCOME:
   General Partner                         $   1      $  1     $   4      $  3
   Limited Partners                           92       126       381       283
                                           -----      ----     -----      ----

                                           $  93      $127     $ 385      $286
                                           =====      ====     =====      ====

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                              1995        1994
                                                              ----        ----
Operating Activities:

   Net income                                               $   385     $   286
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Depreciation                                            --            28
       Gain on sale of equipment                                (12)        (89)
       Equity in earnings from joint ventures, net             (174)        (93)
       Provision for early termination, financing leases         (1)       --
       Provision for losses on notes receivable                 (69)       --
       Provision for doubtful accounts receivable                11        --
       Increase in accounts receivable                           (2)         (2)
       Decrease (increase) in accounts payable and
         accrued expenses                                      (322)         41
       Decrease in other assets                                  17          16
                                                            -------     -------

   Net cash provided (used) by operating activities            (167)        187
                                                            -------     -------

Investing Activities:

   Principal payments, financing leases                           1          44
   Principal payments, notes receivable                         184           1
   Proceeds from sale of equipment                               12          12
   Distributions from joint ventures                            272         194
   Investment in joint ventures                                --           (28)
                                                            -------     -------

   Net cash provided by investing activities                    469         223
                                                            -------     -------

Financing Activities:

   Payments of principal, notes payable                        --           (32)
   Distributions to partners                                 (1,223)     (1,211)
                                                            -------     -------

   Net cash used by financing activities                     (1,223)     (1,243)
                                                            -------     -------

Decrease in cash and cash equivalents                          (921)       (833)

Cash and cash equivalents, beginning of period                1,975       2,671
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 1,054     $ 1,838
                                                            =======     =======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.

              The accompanying  unaudited  condensed  financial  statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

              Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

              Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the distribution date was $11,000.

Note 2.       Reclassification.

              Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

              Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

              Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

              In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

              At September 30, 1995 there were no outstanding notes receivable. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $111,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

              During the quarter ended June 30, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $56,000 as a settlement which was applied towards the $87,000 outstanding note receivable balance. The remaining balance of $31,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $53,000 during the quarter ended June 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

              The Partnership received a settlement on its one remaining note receivable during the quarter ended September 30, 1995. This note receivable was from a cable television operator which was impaired. The Partnership received $141,000 as a settlement for this note receivable of which $120,000 was applied towards the outstanding note receivable balance and the remaining $21,000 applied towards interest income. There was an allowance for losses on notes receivable of $7,000 for this note receivable. Due to the receipt of a settlement which exceeded the net carrying value of the note receivable, this allowance was recognized as income. The remaining balance in the allowance for losses on notes receivable of $9,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income.

              The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                           1995             1994
                                                           ----             ----
                                                          (Amounts in Thousands)
Beginning balance                                         $ 100             $100
     Provision for loss                                     (69)             --
     Write downs                                            (31)             --
                                                          -----             ----
Ending balance                                            $--               $100
                                                          =====             ====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

              Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the nine month periods ended September 30, 1995 and 1994. For purposes of allocating income
(loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

              The aggregate combined statements of operations of the equipment joint ventures is presented below:
                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                          1995     1994       1995       1994
                                          ----     ----       ----       ----
INCOME
Rental income                           $1,064     $557     $3,200     $2,311
Gain on sale of equipment                  397      246      1,273      1,034
Other income                               572      123        681        135
                                        ------     ----     ------     ------
         Total income                    2,033      926      5,154      3,480
                                        ------     ----     ------     ------

EXPENSES
Depreciation                               629      283      1,089        917
Lease related operating expenses           710      489      2,241      2,043
Management fees to General Partner          94       42        220        169
General and administrative expenses          4       52         12        136
                                        ------     ----     ------     ------
         Total expenses                  1,437      866      3,562      3,265
                                        ------     ----     ------     ------
Net income                              $  596     $ 60     $1,592     $  215
                                        ======     ====     ======     ======

Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1995      1994       1995      1994
                                         ----      ----       ----      ----
INCOME
Interest income - notes receivable        $14       $49       $ 62       $49
Other income                                7         2         74        12
                                          ---       ---       ----       ---
         Total income                      21        51        136        61
                                          ---       ---       ----       ---

EXPENSES
Management fees to General Partner          2         5          7        17
General and administrative expenses         3         8         15        28
                                          ---       ---       ----       ---
         Total expenses                     5        13         22        45
                                          ---       ---       ----       ---
Net income                                $16       $38       $114       $16
                                          ===       ===       ====       ===

Foreclosed Cable Systems Joint Venture

         The statements of operations of the foreclosed cable systems joint venture is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended Nine Months Ended
                                                 September 30,     September 30,
                                                1995     1994     1995     1994
                                                ----     ----     ----     ----
INCOME
Subscriber revenue                              $166     $162     $508     $488
Other income                                       3        2        9        6
                                                ----     ----     ----     ----
         Total income                            169      164      517      494
                                                ----     ----     ----     ----

EXPENSES
Depreciation and amortization                     39       38      115      113
Program services                                  48       40      135      123
Management fees to an affiliate of
  the General Partner                              8        7       23       22
General and administrative expenses               42       40      144      115
Provision for losses on accounts receivable        2        2        5        5
                                                ----     ----     ----     ----
         Total expenses                          139      127      422      378
                                                ----     ----     ----     ----
Net income before income taxes                    30       37       95      116
Income tax benefit                                 1       14       12       24
                                                ----     ----     ----     ----
Net income                                      $ 31     $ 51     $107     $140
                                                ====     ====     ====     ====

                        PHOENIX LEASING GROWTH FUND 1982


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Growth Fund 1982 (the Partnership) reported net income of $93,000 and $385,000 for the three and nine months ended September 30, 1995, respectively, compared to net income of $127,000 and $286,000 during the same periods in the prior year. The decrease in earnings during the three months ended September 30, 1995, as compared to the same period in 1994, is due to a decrease in the gain on the sale of equipment and a decrease in rental income. The increase in earnings during the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily attributable to an increase in earnings from joint ventures, as well as, a reduction in provision for losses on receivables and a decrease in depreciation expense.

         The $47,000 decrease in total revenues during the three months ended September 30, 1995, as compared to the same period in 1994, is due to a decrease in rental income and a decreased gain on the sale of equipment. The large gain on sale of equipment during 1994 was attributable to the sale of equipment back to the original manufacturer, in which the Partnership was released from all obligations to such manufacturer including the outstanding note payable and accrued interest of $84,000. The release of this obligation was included in gain on the sale of equipment during the three and nine months ended September 30, 1994. The decrease in rental income is due to the reduction in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At September 30, 1995, the Partnership owned equipment with an aggregate original cost of $1.2 million, as compared to $3.0 million at September 30, 1994.

         The $4,000 increase in total revenues during the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily due to the increase in earnings from joint ventures. The increase in earnings from joint ventures will be discussed under "Joint Ventures". Rental income did not decrease as much during the nine months ended September 30, 1995, when compared to the decrease during the three months ended September 30, 1995. This was due the recognition of prepaid rent that had previously been recorded as a liability during the nine months ended September 30, 1995. During the three months ended September 30, 1995, it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. An additional item included in rental income for the nine months ended September 30, 1995 is the recognition of a mandatory purchase option which came due on one of the Partnership's leases.

         The primary factor contributing to the increase of interest income from notes receivable for the three and nine months ended September 30, 1995, compared to the same periods in the prior year, is due to the payoff of the Partnership's two remaining notes receivable from cable television system operators. The Partnership's outstanding notes receivable had been in default and the Partnership had suspended the recognition of interest income on these notes. One note was paid off during the second quarter of 1995, which resulted in the reversal of a provision for losses on notes receivable of $52,000 as the Partnership received proceeds for a note that had been fully provided for. The second note was paid off in the third quarter of 1995 and resulted in the recognition of interest income. The Partnership had suspended the accrual of interest income on this note in a prior period. Upon receipt of the payoff, the proceeds were first applied to the net carrying amount of this note, with the excess being recognized as interest income. The payoff of this last remaining note receivable resulted in the Partnership reversing its remaining allowance for losses on notes receivable of $7,000.

         Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment. As a result, revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At September 30, 1995, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $1.2 million as compared to $3.0 million at September 30, 1994.

         Total expenses decreased by $13,000 and $95,000 during the three and nine months ended September 30, 1995, as compared to the same periods in 1994. The decrease was attributable to decreases in depreciation expense and provision for losses on receivables. The absence of depreciation expense for the three and nine months ended September 30, 1995, compared to depreciation expense of $9,000 and $28,000 for the same periods in the prior year, is due to the remaining equipment portfolio having been fully depreciated.

         The receipt of settlements from the Partnership's two defaulted note receivable from cable television system operators caused management fees to increase by $5,000 and $8,000 for the three and nine months ended September 30, 1995, when compared to the same periods in 1994.

 Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are released at lower rental rates and eventually liquidated.

         The increase in earnings from joint ventures of $41,000 and $81,000 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in the previous year is due to increased earnings from two equipment joint ventures. The increase in earnings from one joint venture was due to a decline in depreciation expense and lease related operating expenses. The decrease in depreciation expense is the result of its equipment portfolio having been fully depreciated. The increase in earnings from the second joint venture is due to this joint venture having been formed in October of 1994. As a result, there were no comparable earnings from this joint venture during the three or nine months ended September 30, 1994.

Liquidity and Capital Resources

         The Partnership reported net cash provided by leasing and financing activities of $18,000 for the nine months ended September 30, 1995, compared to net cash provided by leasing and financing activities of $232,000 for the same period in 1994. The decrease for the nine months ended September 30, 1995, compared to the same period in the prior year, is the result of a payment of liquidation fees payable to the General Partner.

         Cash distributions from equipment joint ventures increased by $78,000 for the nine months ended September 30, 1995, compared to the same period in 1994. The increase is primarily attributable to a new investment made in a newly formed joint venture during the fourth quarter of 1994. In addition, one equipment joint venture experienced an increase in cash available as a result of a decline in lease related operating expenses.

         As of September 30, 1995, the Partnership owned equipment held for lease with a purchase price of $986,000 and a net book value of $0 compared to $1,687,000 and $1,000 at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The limited partners received cash distributions of $1,223,000 and $1,211,000 during the nine months ended September 30, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the limited partners are $37,660,000 and $36,438,000 as of September 30, 1995 and 1994,
respectively. The General Partner did not receive cash distributions for the periods ended September 30, 1995 and 1994.

         Distributions to partners are now being made annually on January 15. The distribution made on January 15, 1995 was at approximately the same rate as January of 1994. The distribution to be made on January 15, 1996 is projected to be made at a lower rate than the 1995 distribution.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                        PHOENIX LEASING GROWTH FUND 1982

                               September 30, 1995

                           Part II. Other Information.


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable

Item 3.     Defaults Upon Senior Securities.  Inapplicable

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.     Other Information.  Inapplicable

Item 6.     Exhibits and Reports on 8-K:

            a)  Exhibits:

                (27)     Financial Data Schedule

            b)  Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PHOENIX LEASING GROWTH FUND 1982
                                                                       (Registrant)

           Date                                       Title                                      Signature

November 13, 1995                                                                       /S/ PARITOSH K. CHOKSI
-----------------                              Chief Financial Officer,                 ----------------------
                                               Senior Vice President                    (Paritosh K. Choksi)
                                               and Treasurer of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ BRYANT J. TONG
-----------------                              Senior Vice President,                   ------------------
                                               Financial Operations                     (Bryant J. Tong)
                                               (Principal Accounting Officer)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ GARY W. MARTINEZ
-----------------                              Senior Vice President of                 --------------------
                                               Phoenix Leasing Incorporated             (Gary W. Martinez)
                                               General Partner


November 13, 1995                                                                       /S/ MICHAEL K. ULYATT
-----------------                              Partnership Controller                   ---------------------
                                               Phoenix Leasing Incorporated             (Michael K. Ulyatt)
                                               General Partner
