Form 10-K
period 1995-12-31
PHOENIX LEASING GROWTH FUND 1982
filed 1996-03-28
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1995       Commission File Number 0-11170

                        PHOENIX LEASING GROWTH FUND 1982
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         California                                      94-2735710
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California                94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

As of December 31, 1995, 40,343 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        PHOENIX LEASING GROWTH FUND 1982

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.  Business.......................................................      3
Item 2.  Properties.....................................................      4
Item 3.  Legal Proceedings..............................................      4
Item 4.  Submission of Matters to a Vote of Security Holders............      4


                                     PART II

Item 5.  Market for the Registrant's Securities and Related Security
         Holder Matters.................................................      5
Item 6.  Selected Financial Data........................................      5
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................      6
Item 8.  Financial Statements and Supplementary Data....................      9
Item 9.  Disagreements on Accounting and Financial Disclosure Matters...     28


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............     28
Item 11. Executive Compensation.........................................     29
Item 12. Security Ownership of Certain Beneficial Owners and Management.     29
Item 13. Certain Relationships and Related Transactions.................     30


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     30


Signatures..............................................................     31

                                     PART I

Item 1.  Business.

Summary of Business Activities.

         Phoenix Leasing Growth Fund 1982, a California limited partnership (the "Partnership"), was organized on September 11, 1980. The Partnership was registered with the Securities and Exchange Commission with an effective date of February 1, 1982 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1997. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 44,000 units of limited partnership interest at a price of $1,000 per unit. The Partnership sold 41,798 units for a total capitalization of $41,798,000. Of the proceeds received through the offering, the Partnership has incurred $4,856,000 in organizational and offering expenses.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $103,077,000. The average initial firm term of contractual payments from equipment subject to lease was 30.90 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 3.11%. The average initial firm term of contractual payments from loans was 66.3 months.

         The Partnership's principal objective is to produce current income and to build and maintain a balanced portfolio of assets through the investment and financing in various types of capital equipment including computer peripherals, terminal systems, small computer systems, communications equipment, IBM-software compatible mainframes, office systems and telecommunications equipment and to lease such equipment and products to third parties pursuant to either Operating Leases or Full Payout Leases. The Partnership has incurred debt to finance the purchase of equipment, but the aggregate amount of outstanding debt for all equipment will not exceed, at any time, the aggregate amount of net proceeds of this offering.

         The principal markets for the types of equipment in which the Partnership has invested in have been and will be (1) major corporations and other large organizations seeking to reduce the cost of their peripheral equipment and large computer systems, (2) major corporations with numerous operating locations seeking to improve the timeliness and responsiveness of their data processing systems, and (3) small organizations interested in improving the efficiency of their overall operations by moving from manually operated to small computer-based management systems.

         In addition to acquiring equipment for lease to third parties, the Partnership either directly or through the investment in joint ventures, has provided limited financing to certain emerging growth companies, cable television system operators, manufacturers and their lessees with respect to equipment leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the assets financed and in the receivables due under any lease or rental agreement relating to such assets. Such security interests will give the Partnership the right, upon default, to obtain possession of the assets.

         Competition. The equipment leasing industry is highly competitive. Leases are offered on a wide variety of equipment ranging from construction equipment to entire manufacturing facilities. The equipment leasing industry offers to users an alternative to the purchase of nearly every type of equipment. The General Partner intends to concentrate the Partnership's activities, however, in markets in which the General Partner has expertise. The computer equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment).

         There is strong competition in non-computer related equipment markets in which the Partnership will engage as well. There is, however, no single dominant company or factor in those other markets.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.


Item 2.  Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $3,799,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.

                                                                  Percentage of
       Asset Types                   Purchase Price(1)             Total Assets
                                     -----------------            -------------
                                  (Amounts in Thousands)
Financing of Solar Systems              $   2,354                       62%
Reproduction                                  645                       17
Small Computer Systems                        486                       13
Telecommunications                            251                        7
Computer Peripherals                           51                        1
Solar Equipment                                12                       -
                                          ---------                   -----

TOTAL                                   $   3,799                      100%
                                          =========                   =====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $708,000 and financing joint ventures of $2,354,000 at December 31, 1995.

Item 3.  Legal Proceedings.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                        Number of Unit Holders
                        Title of Class                  as of December 31, 1995
              ----------------------------------        -----------------------

              Limited Partners                                    3,521


Item 6.  Selected Financial Data.

                                Amounts in Thousands Except for Per Unit Amounts
                                     1995    1994    1993    1992     1991
                                     ----    ----    ----    ----     ----

Total Income                       $  475  $  877  $  606  $  522   $1,503

Net Income (Loss)                     437     763     301    (757)    (325)

Total Assets                        1,453   2,637   3,171   4,351    6,780

Distributions to Partners           1,222   1,211   1,211   1,213      916

Net Income (Loss) per Limited
  Partnership Unit                  10.73   18.73    7.39  (18.75)   (8.18)

Distributions per Limited
  Partnership Unit                  30.31   30.02   30.02   30.05    22.70

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Growth Fund 1982 (the Partnership) reported a net income of $437,000 for the year ended December 31, 1995, as compared to net income of $763,000 and $301,000 during 1994 and 1993, respectively. During 1994, the Partnership received a settlement of $337,000 which contributed to increased earnings recognized for the year. There were no such events during 1995.

         Total revenues decreased by $402,000 for the year ended December 31, 1995, as compared to 1994 but increased by $271,000 for 1994, as compared to 1993. The increase in total revenues experienced in 1994 was attributable to settlements from two manufacturers of equipment with whom the Partnership had entered into contractual agreements for the purchase of leased equipment. The combined settlements totaled $337,000 which was composed of cash, common stock, receivables, assigned rents from a pool of leased equipment, and credits for goods and services.

         Another factor which contributed to the increase in total revenues during 1994 was the increase in gain on sale of equipment. The gain on sale of equipment during 1994 was attributable to the sale of equipment back to the original manufacturer, in which the Partnership was released from all obligations to such manufacturer including the outstanding note payable and accrued interest of $84,000. The release of this obligation was included in gain on the sale of equipment during 1994.

         Total revenues were higher than usual during 1994 mainly due to the receipt of two settlements. Such an event did not occur during 1995 and as a result total revenues were lower in 1995 than the prior year. Another factor contributing to the decline in total revenues for the year ended December 31, 1995, as compared to 1994, is a decrease in rental income. Rental income decreased by $51,000 during 1995, compared to 1994, and decreased by $190,000 during 1994, compared to 1993. The decrease in rental income for both years is due to the reduction in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At December 31, 1995, the Partnership owned equipment, excluding its investment in equipment joint ventures, with an aggregate original cost of $737,000, as compared to $1,706,000 at December 31, 1994 and $3,568,000 at December 31, 1993.

         The increase in earnings from joint ventures experienced for both 1995 and 1994 compared to their respective prior year will be further discussed under "Joint Ventures". In addition to the increase in earnings from joint ventures during 1995, as compared to 1994, the Partnership also recognized an increase in interest income from notes receivable. The primary factor contributing to the increase of interest income from notes receivable for the year ended December 31, 1995, compared to the same period in the prior year, is due to the payoff of the Partnership's two remaining notes receivable from cable television system operators. The Partnership's outstanding notes receivable had been in default and the Partnership had suspended the recognition of interest income on these notes. One note was paid off during the second quarter of 1995, which resulted in the reversal of a provision for losses on notes receivable of $52,000 as the Partnership received proceeds for a note that had been fully provided for. The second note was paid off in the third quarter of 1995 and resulted in the recognition of interest income. The Partnership had suspended the accrual of interest income on this note in a prior period. Upon receipt of the payoff, the proceeds were first applied to the net carrying amount of this note, with the excess being recognized as interest income. The payoff of this last remaining note receivable resulted in the Partnership reversing its remaining allowance for losses on notes receivable of $7,000.

         Total expenses decreased by $76,000 and $191,000 during the year ended December 31, 1995 and 1994, respectively. The decrease for both years was attributable to decreases in depreciation expense and provision for losses on receivables. The absence of depreciation expense for the year ended December 31, 1995, as compared to $33,000 in 1994, is due to the remaining equipment portfolio having been fully depreciated. The decline in depreciation expense of $21,000 during 1994, as compared to 1993, was due to the reduction in the size of the equipment portfolio as a result of sales and an increasing portion of the equipment being fully depreciated.

         During the year ended December 31, 1995, the Partnership reversed $59,000 of allowance for losses on notes receivable on several of its defaulted notes receivables in which it received a payoff, as previously discussed. In contrast, the Partnership reversed $31,000 of allowance for losses on accounts receivable during 1994.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

 Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

         Earnings from joint ventures increased by $74,000 and $136,000 for the year ended December 31, 1995 and 1994, respectively, as compared to the same periods in the previous year. The increase in earnings from joint ventures during 1995 is primarily attributable to two equipment joint ventures. The increase in earnings from one equipment joint venture during 1995 is due to a decline in depreciation expense and lease related operating expenses. The increase in earnings from the second equipment joint venture during 1995 is due to this joint venture having been formed in October of 1994. As a result, there were no comparable earnings from this joint venture during year ended December 31, 1994.

         The increase in earnings from joint ventures experienced during the year ended December 31, 1994, as compared to 1993, was attributable to the overall decline in expenses, primarily depreciation and lease related operating expenses, which exceeded the decline in revenues in the equipment joint ventures. The overall decline in revenues and expenses experienced by the equipment joint ventures was a result of a majority of the equipment joint ventures being in the liquidation stage. Another factor contributing to the increased earnings during 1994 was due to the recognition of settlement income in one of the equipment joint ventures.

Liquidity and Capital Resources

         The Partnership reported net cash used by leasing and financing activities of $58,000 for the year ended December 31, 1995, compared to net cash provided by leasing and financing activities of $454,000 and $278,000 for the same period in 1994 and 1993, respectively. The decrease for the year ended December 31, 1995, compared to the same period in the prior year, is the result of a payment of liquidation fees payable to the General Partner. These payments more than exceeded the increase in principal payments received which was a result of two payoffs of notes receivable. The increase in net cash provided during 1994, compared to 1993, was attributable to the receipt of the cash portion of several settlements totaling $143,000.

         Cash distributions from joint ventures increased by $140,000 for the year ended December 31, 1995, compared to the same period in 1994 but decreased by $503,000 for the year ended December 31, 1994, compared to 1993. The increase during 1995 is primarily attributable to a new investment made in a newly formed equipment joint venture during the fourth quarter of 1994. In addition, one equipment joint venture experienced an increase in cash available as a result of a decline in lease related operating expenses.

         The decrease in cash distributions during the year ended December 31, 1994, as compared to 1993, was a result of a reduction in the amount of cash available for distribution in one of the equipment joint ventures.

         No equipment purchases were made during the years ended December 31, 1995 and 1993 but the Partnership did make an equipment purchase with an aggregate original cost of $124,000 during 1994. The purchase made during 1994 was subsequently contributed to an equipment joint venture.

         As of December 31, 1995, the Partnership owned equipment held for lease with a purchase price of $662,000 and a net book value of $0 compared to $699,000 and $0 at December 31, 1994, and $1,710,000 and $18,000 at December 31,
1993. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The limited partners received cash distributions of $1,222,000, $1,211,000 and $1,211,000 during the year ended December 31, 1995, 1994 and 1993, respectively. As a result, the cumulative cash distributions to the limited partners are $37,660,000, $36,438,000 and $35,227,000 as of December 31,
1995, 1994 and 1993, respectively. The General Partner did not receive cash distributions for the year ended December 31, 1995, 1994 and 1993.

         Distributions to partners are being made annually on January 15. The distribution made on January 15, 1995, 1994 and 1993 were all made at approximately the same rate. The distribution to partners on January 15, 1996 was made at a lower rate than the 1995 distribution.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

         The Partnership has no obligation, commitments or plans to purchase more equipment. The Partnership is currently in its liquidation stage.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PHOENIX LEASING GROWTH FUND 1982

                              YEAR ENDED DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Growth Fund 1982:

We have audited the accompanying balance sheets of Phoenix Leasing Growth Fund 1982 (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Growth Fund 1982 as of December 31, 1995 and 1994, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, subsection (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 19, 1996

                                                                                           Page 11 of 32


                                       PHOENIX LEASING GROWTH FUND 1982
                                                 BALANCE SHEETS
                                (Amounts in Thousands Except for Unit Amounts)
                                                                                        December 31,
                                                                                      1995        1994
                                                                                    -------     -------
ASSETS

Cash and cash equivalents                                                           $ 1,078     $ 1,975

Accounts receivable (net of allowance for losses on
   accounts receivable of $0 and $6 at December 31, 1995
   and 1994, respectively)                                                               27          34

Notes receivable (net of allowance for losses on notes
   receivable of $0 and $100 at December 31, 1995 and
   1994, respectively)                                                                 --           115

Equipment on operating leases and held for lease (net of
   accumulated depreciation and obsolescence reserves of
   $578 and $1,013 at December 31, 1995 and 1994, respectively)                        --          --

Investment in joint ventures                                                            283         437

Other assets                                                                             65          76
                                                                                    -------     -------

     Total Assets                                                                   $ 1,453     $ 2,637
                                                                                    =======     =======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

   Accounts payable and accrued expenses                                            $ 1,949     $ 2,339
                                                                                    -------     -------

     Total Liabilities                                                                1,949       2,339
                                                                                    -------     -------

Partners' Capital (Deficit):

   General Partner                                                                     (410)       (414)

   Limited  Partners, 44,000 units authorized,
     41,798 units issued and 40,343 units outstanding
     at December 31, 1995 and 1994                                                      (63)        726

   Unrealized losses on marketable securities
     available-for-sale                                                                 (23)        (14)
                                                                                    -------     -------

     Total Partners' Capital (Deficit)                                                 (496)        298
                                                                                    -------     -------

     Total Liabilities and Partners' Capital (Deficit)                              $ 1,453     $ 2,637
                                                                                    =======     =======

                                       The accompanying notes are an
                                     integral part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                    1995       1994       1993
                                                   -----      -----      -----
INCOME

   Rental income                                  $  165     $  216      $ 406

   Gain on sale of equipment                          12         92         30

   Equity in earnings from joint ventures, net       217        143          7

   Interest income, notes receivable                  21          6         85

   Settlements                                      --          337       --

   Other income                                       60         83         78
                                                  ------     ------      -----

     Total Income                                    475        877        606
                                                  ------     ------      -----


EXPENSES

   Depreciation                                     --           33         54

   Lease related operating expenses                    9          8         87

   Management fees to General Partner                 25         30         45

   Provision for losses on receivables               (59)       (31)        25

   General and administrative expenses                63         74         94
                                                  ------     ------      -----

     Total Expenses                                   38        114        305
                                                  ------     ------      -----

NET INCOME                                        $  437     $  763      $ 301
                                                  ======     ======      =====

NET INCOME PER LIMITED PARTNERSHIP UNIT           $10.73     $18.73      $7.39
                                                  ======     ======      =====

ALLOCATION OF NET INCOME:

   General Partner                                 $   4      $   8      $   3

   Limited Partners                                  433        755        298
                                                   -----      -----      -----

                                                   $ 437      $ 763      $ 301
                                                   =====      =====      =====

                          The accompanying notes are an
                       integral part of these statements.

                                                                         Page 13 of 32


                               PHOENIX LEASING GROWTH FUND 1982
                                STATEMENTS OF PARTNERS' CAPITAL
                         (Amounts in Thousands Except for Unit Amounts)

                                        General
                                       Partner's Limited Partners' Unrealized    Total
                                        Amount   Units     Amount    Losses     Amount
Balance, December 31, 1992              $(425)   40,343   $ 2,095    $  --      $ 1,670

Distributions to partners ($30.02 per
   limited partnership unit)             --        --      (1,211)      --       (1,211)

Net income                                  3      --         298       --          301
                                        -----    ------   -------    -------    -------

Balance, December 31, 1993               (422)   40,343     1,182       --          760

Distributions to partners ($30.02 per
   limited partnership unit)             --        --      (1,211)      --       (1,211)

Adjustment to unrealized losses on
   available-for-sale securities         --        --        --          (14)       (14)

Net income                                  8      --         755       --          763
                                        -----    ------   -------    -------    -------

Balance, December 31, 1994               (414)       40       726        (14)       298

Distributions to partners ($30.31 per
   limited partnership unit)             --        --      (1,222)      --       (1,222)

Net income                                  4      --         433       --          437

Unrealized losses on marketable
   securities available-for-sale         --        --        --           (9)        (9)
                                        -----    ------   -------    -------    -------

Balance, December 31, 1995              $(410)   40,343   $   (63)   $   (23)   $  (496)
                                        =====    ======   =======    =======    =======


                             The accompanying notes are an integral
                               integral part of these statements.

                                                                                                  Page 14 of 32


                                                 PHOENIX LEASING GROWTH FUND 1982
                                                     STATEMENTS OF CASH FLOWS
                                                      (Amounts in Thousands)
                                                                                  For the Years Ended December 31,
                                                                                     1995       1994       1993
                                                                                     ----       ----       ----
Operating Activities:
   Net income                                                                      $   437    $   763    $   301

   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Depreciation                                                                   --           33         54
       Gain on sale of equipment                                                       (12)       (92)       (30)
       Gain on sale of securities                                                      (11)      --         --
       Equity in earnings from joint ventures, net                                    (217)      (143)        (7)
       Provision for early termination, financing leases                                (1)        (1)         1
       Provision for losses on notes receivable                                        (69)      --           24
       Provision for losses on accounts receivable                                      11        (30)      --
       Settlements                                                                    --         (195)      --
       Decrease (increase) in accounts receivable                                       (4)        19         12
       Increase (decrease) in accounts payable and
         accrued expenses                                                             (390)        44       (218)
       Decrease (increase) in other assets                                              13       --           (2)
                                                                                   -------    -------    -------

   Net cash provided (used) by operating activities                                   (243)       398        135
                                                                                   -------    -------    -------

Investing Activities:
   Principal payments, financing leases                                                  1         52         54
   Principal payments, notes receivable                                                184          4         89
   Proceeds from sale of equipment                                                      12         15         46
   Distributions from joint ventures                                                   371        231        734
   Purchase of equipment                                                              --         (124)      --
   Investment in joint ventures                                                       --          (29)        (3)
                                                                                   -------    -------    -------

   Net cash provided by investing activities                                           568        149        920
                                                                                   -------    -------    -------

Financing Activities:
   Payments of principal, notes payable                                               --          (32)       (52)
   Distributions to partners                                                        (1,222)    (1,211)    (1,211)
                                                                                   -------    -------    -------

   Net cash used by financing activities                                            (1,222)    (1,243)    (1,263)
                                                                                   -------    -------    -------

Decrease in cash and cash equivalents                                                 (897)      (696)      (208)

Cash and cash equivalents, beginning of period                                       1,975      2,671      2,879
                                                                                   -------    -------    -------

Cash and cash equivalents, end of period                                           $ 1,078    $ 1,975    $ 2,671
                                                                                   =======    =======    =======


                                            The accompanying notes are an intregral
                                                   part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.  Organization and Partnership Matters.

         Phoenix Leasing Growth Fund 1982, a California limited partnership (the "Partnership"), was formed on September 11, 1980, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis. Minimum investment requirements were met April 28, 1982, at which time the Partnership commenced operations.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

         For financial reporting purposes, as more specifically described in the Partnership Agreement, income in any quarter will be allocated, before liquidation and redemption fees, 15% to Phoenix Leasing Incorporated (the "General Partner") and 85% to the Limited Partners subject to the following limitations. To the extent that income for any quarter, when added to income for all prior accounting periods, does not exceed losses for all prior accounting periods, such income shall be allocated, before liquidation and redemption fees, 1% to the General Partner and 99% to the Limited Partners. Income shall be allocated, before liquidation and redemption fees, 1% to the General Partner and 99% to the Limited Partners in any quarter subsequent to a quarter in which the General Partner was allocated, before liquidation and redemption fees, 1% of losses, to the extent of previously allocated Partnership losses. A loss in any quarter shall be allocated, before liquidation and redemption fees, 1% to the General Partner and 99% to the Limited Partners.

         As an alternative to receiving cash distributions, Limited Partners may have participated in the Capital Accumulation Plan, whereby the Limited Partners' cash distributions were reinvested and accumulated in the respective Limited Partner's capital account. Effective January 1, 1988, the Capital Accumulation Plan was discontinued. Limited Partners who elected to participate in the Capital Accumulation Plan are now receiving cash distributions.

         In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. The General Partner has acquired 63 units of Limited Partnership interest.

         As compensation for management services, the General Partner receives a fee, payable quarterly, in an amount equal to 6% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include rental and note receipts, maintenance fees, proceeds from the sale of equipment and other income.

         In consideration for the services and activities performed by the General Partner in connection with the disposition of the Partnership's equipment, the General Partner receives liquidation fees equal to 15% of the "Net Capital Contribution" of the Limited Partners with respect to all Partnership interests other than those interests which have been previously redeemed and accordingly were subject to the 15% redemption fee.

         For financial reporting purposes, the Partnership began to recognize the liquidation fee in the second year of operations when the General Partner began its activities of liquidating portions of the equipment portfolio. The original firm terms of the initial leases (generally 24 months) began to expire at this point in time. The present value of the liquidation fee was recognized using the interest method and accreted to the face amount over a period of approximately eight years in order to properly match the liquidation fee expense with the activities of the General Partner in connection with ongoing portfolio liquidations. The liquidation fees have been fully accrued as of December 31, 1992. The Partnership began to pay the liquidation fees to the General Partner in 1990.

Note 2.  Summary of Significant Accounting Policies.

         Leasing Operations. The Partnership's leasing operations consisted of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of the equipment.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful life, ranging up to seven years.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

         Investment in Joint Ventures. Investments in net assets of the equipment, financing and foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

         Investment in Marketable Securities Available for Sale. The Partnership has investments in stock in public companies that have been determined to be available for sale that are included in Other Assets on the accompanying Balance Sheets. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Non Cash Investing Activities. During the year ended December 31, 1995, the Partnership received a final distribution of marketable securities from one of its investments in joint ventures. The market value of the marketable securites at the distribution date was $11,000. During the year ended December 31, 1994, the Partnership contributed equipment and other investments received through a settlement to a joint venture. The amount of such contribution was $247,000. Non cash transactions included in Other Assets during the year ended December 31, 1994 consist of common stock valued at $72,000 received pursuant to a settlement (see Note 8) and an unrealized loss on marketable securities of $14,000.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans. At January 1, 1995, the adoption of Statements 114 and 118 had no effect on the Partnership's financial position or results of operations.

         Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

         Use of Estimates. The preparation of financialstatements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Accounts Receivable.

         Accounts Receivable consist of the following at December 31:

                                               1995          1994
                                               ----          ----
                                             (Amounts in Thousands)

     Lease payments                            $21          $ 35
     Property tax                                6             3
     Other                                      --             2
                                               ---          ----
                                                27            40
     Less:  allowance for losses
             on accounts receivable             --            (6)
                                               ---          ----
          Total                                $27          $ 34
                                               ===          ====

Note 4.  Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                         1995           1994
                                                         ----           ----
                                                        (Amounts in Thousands)
      Notes receivable from cable television
      system operators with interest ranging from
      16% to 21% per annum, receivable in
      installments ranging from 23 to 32 months
      through December 1995, collateralized by a
      security interest in the cable systems
      assets. These notes have a graduated repayment
      schedule followed by a balloon payment.            $ -           $ 215

      Less:  allowance for losses on notes receivable      -            (100)
                                                         -----         -----
             Total                                       $ -           $ 115
                                                         =====         =====

         The Partnership's notes receivable from cable television system operators provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate was added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed interest, the Partnership limited the amount of interest recognized on the Partnership's performing notes receivable to cable television system operators to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believes it will be realized.

         Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $84,000.

         During the quarter ended June 30, 1995, the Partnership received a settlement on one of its remaining notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $56,000 as a settlement which was applied towards the $87,000 outstanding note receivable balance. The remaining balance of $31,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $53,000 during the quarter ended June 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         The Partnership received a settlement on its one remaining note receivable during the quarter ended September 30, 1995. This note receivable was from a cable television operator which was impaired. The Partnership received $141,000 as a settlement for this note receivable of which $120,000 was applied towards the outstanding note receivable balance and the remaining $21,000 applied towards interest income. There was an allowance for losses on notes receivable of $16,000 for this note receivable. Due to the receipt of a settlement which exceeded the net carrying value of the note receivable, this allowance was recognized as income.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                        1995        1994
                                                        ----        ----
                                                    (Amounts in Thousands)
     Beginning balance                                 $ 100       $ 100
          Provision for (recovery of) losses             (69)         -
          Write downs                                    (31)         -
                                                       -----       -----
     Ending balance                                    $  -        $ 100
                                                       =====       =====


Note 5.  Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists primarily of computer peripheral equipment and small computer systems subject to operating and financing leases.

         The Partnership has entered into direct lease arrangements with certain lessees. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The Partnership has agreements with some of the manufacturers of its equipment whereby such manufacturers undertake to remarket off-lease equipment on a best efforts basis. These agreements permit the Partnership to assume the remarketing function directly if certain conditions contained in the agreements are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals. Certain manufacturers are entitled to additional fees after the Partnership has recovered certain amounts.

         The net investment in financing leases consists of the following at December 31:

                                                              1995       1994
                                                              ----       ----
                                                          (Amounts in Thousands)

     Minimum lease payments to be received                    $ -        $  1
     Less:   unearned income                                    -          -
             allowance for loss from early terminations         -          (1)
                                                              ----       ----

     Net investment in financing leases                       $ -        $ -
                                                              ====       ====

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                        Operating
                                                 (Amounts in Thousands)

         1996 ...................................          $  4
         1997 ...................................            -
         1998 ...................................            -
         1999 ...................................            -
         2000 ...................................            -
         Thereafter .............................            -
                                                           ----

         Total ..................................          $  4
                                                           ====

         The net book value of equipment held for lease at December 31, 1995 and 1994 amounted to $0.


Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the equipment joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Growth Fund 1982 has participated in the following equipment joint ventures:

                                                          Weighted
                 Joint Venture                       Percentage Interest
                 -------------                       -------------------

         Arroyo Joint Venture VIII(2)                       40.00%
         Arroyo Joint Venture XVI                           35.72
         Arroyo Joint Venture XVII(2)                       28.35
         PLI Limited Partnership Fund A(3)                  25.24
         Equity Joint Venture VII(1)                        20.00
         ACRO Joint Venture, Residential                    30.90
         Leveraged Joint Venture 1986(3)                    23.44
         Leveraged Joint Venture 1987-1(2)                  19.75
         Leveraged Joint Venture 1987-2                     17.91
         Leveraged Joint Venture 1987-3                      9.73
         Leveraged Joint Venture 1990-1                     15.88
         Xerox Graphics Joint Venture(2)                    16.67
         Phoenix Joint Venture 1994-1                        5.37

     (1)  Closed during 1993
     (2)  Closed during 1994
     (3)  Closed during 1995

                                                                   Page 20 of 32

         An analysis of the Partnership's investment in equipment joint ventures is as follows:
                         Net Investment                    Equity in                Net Investment
                          at Beginning                      Earnings                   at End
Date                       of Period     Contributions      (Losses)  Distributions   of Period
                         --------------  -------------     ---------  ------------- --------------
                                                     (Amounts in Thousands)
Year Ended
  December 31, 1993          $678          $      3          $ 12          $604          $ 89
                             ====          ========          ====          ====          ====

Year Ended
  December 31, 1994          $ 89          $    276          $124          $169          $320
                             ====          ========          ====          ====          ====

Year Ended
  December 31, 1995          $320          $   --            $191          $342          $169
                             ====          ========          ====          ====          ====

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                               December 31,
                                                            1995          1994
                                                            ----          ----
                                                          (Amounts in Thousands)

    Cash and cash equivalents                             $  644         $  459
    Accounts receivable                                    1,776          2,222
    Operating lease equipment                              1,021          2,535
    Other assets                                             691            919
                                                          ------         ------

         Total Assets                                     $4,132         $6,135
                                                          ======         ======

                       LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                      $  973         $1,133
    Partners' capital                                      3,159          5,002
                                                          ------         ------

         Total Liabilities and Partners' Capital          $4,132         $6,135
                                                          ======         ======

                       COMBINED STATEMENTS OF OPERATIONS

                                   INCOME

                                               For the Years Ended December 31,
                                              1995           1994           1993
                                              ----           ----           ----
                                                   (Amounts in Thousands)

    Rental income                           $3,923         $3,293         $5,087
    Gain on sale of equipment                1,769          1,312          1,613
    Other income                               742            259             48
                                            ------         ------         ------

         Total Income                        6,434          4,864          6,748
                                            ------         ------         ------

                                    EXPENSES

    Depreciation                             1,188          1,257         1,873
    Lease related operating expenses         2,961          2,778         4,500
    Management fee to the General Partner      289            235           356
    Interest expense                          --                1          --
    Other expenses                             272             88           147
                                            ------         ------       -------

         Total Expenses                      4,710          4,359         6,876
                                            ------         ------       -------

         Net Income (Loss)                  $1,724         $  505       $  (128)
                                            ======         ======       =======

         As of December 31, 1995 and 1994, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $6,000 and $18,000, respectively.

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Ventures

         The Partnership owns a limited partnership interest in financing joint ventures which are combined for reporting purposes into Phoenix Funding Partnership (PFP). The Partnership's current investment in PFP's consists of two financing joint ventures. The purpose of the financing joint ventures is to provide, on a limited basis, financing to manufacturers and their lessees for equipment leased directly by manufacturers to third parties. All loans to manufacturers are interest bearing and are secured by equipment. The Partnership accounts for its investment in the PFP using the equity method of accounting.

         PFP periodically reviews the probability of recovering the outstanding note balances. Such reviews address, among other things, current cash receipts, costs of collection efforts, the current economic situation and potential uncollectible receivables. If the review indicates that future cash receipts, net of anticipated future expenses, does not exceed the outstanding note balances, PFP provides a reserve for any anticipated loan loss as appropriate.

         Due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed principal and interest over the lives of the notes receivable, the PFP loan portfolios apply all cash receipts (principal and interest) to the outstanding note balances. Under this method, interest income will not be recognized until the outstanding note balances are recovered.

         The following information summarizes the Partnership's respective interest in the original loan proceeds of the funding partnership.

                                                           Weighted
          Joint Venture                               Percentage Interest
          -------------                               -------------------

    Phoenix Funding Partnership                              14.33%


         An analysis of the Partnership's investment account in financing joint ventures is as follows:

                                                                   Page 22 of 32

                           Net Investment                   Equity in                   Net Investment
                            at Beginning                     Earnings                       at End
Date                         of Period     Contributions     (Losses)    Distributions    of Period
                           --------------  -------------    ---------    -------------  --------------
                                                      (Amounts in Thousands)
Year Ended
  December 31, 1993            $134            $-             $(14)            $74            $46
                               ====            ===            ====             ===            ===

Year Ended
  December 31, 1994            $ 46            $-             $  8             $45            $ 9
                               ====            ===            ====             ===            ===

Year Ended
  December 31, 1995            $  9            $-             $ 17             $21            $ 5
                               ====            ===            ====             ===            ===

         The aggregate combined financial information of the financing joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                           1995          1994
                                                           ----          ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $28            $34
    Notes receivable, net                                   --             25
                                                           ---            ---

         Total Assets                                      $28            $59
                                                           ===            ===

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $ 5            $ 1
    Partners' capital                                       23             58
                                                           ---            ---

         Total Liabilities and Partners' Capital           $28            $59
                                                           ===            ===

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                             For the Years Ended December 31,
                                            1995           1994          1993
                                            ----           ----          ----
                                                 (Amounts in Thousands)

    Interest income                         $ 73           $ 86          $--
    Other income                              77             17           18
                                            ----           ----           --

         Total Income                        150            103           18
                                            ----           ----           --

                                    EXPENSES

    Management fee to the General Partner      8            19               30
    Other expenses                            19            43               72
                                            ----           ---            -----

         Total Expenses                       27            62              102
                                            ----           ---            -----

         Net Income (Loss)                  $123           $41            $ (84)
                                            ====           ===            =====

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross payments received for each financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures

         The Partnership owns an interest in foreclosed cable systems joint ventures, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems is held by the joint ventures. These investments are accounted for using the equity method of accounting.

         The foreclosed cable systems joint ventures owned by the Partnership, along with their percentage ownership is as follows:

                                                       Percentage
         Joint Venture                                  Ownership
         -------------                                 ----------

         Phoenix Black Rock Cable J.V.                     6.65%

         An analysis of the  Partnership's  net  investment in foreclosed  cable systems joint ventures at December 31, is as follows:
                           Net Investment                                               Net Investment
                            at Beginning                   Equity in                      at End
Date                         of Period     Contributions   Earnings    Distributions     of Period
                           --------------  -------------   ---------   -------------  --------------
                                                      (Amounts in Thousands)
Year Ended
  December 31, 1993            $161            $--           $ 9            $56            $114
                               ====            ====          ===            ===            ====

Year Ended
  December 31, 1994            $114            $--           $11            $17            $108
                               ====            ====          ===            ===            ====

Year Ended
  December 31, 1995            $108            $--           $ 9            $ 8            $109
                               ====            ====          ===            ===            ====

         The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                        1995                1994
                                                        ----                ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                         $  258              $  148
    Accounts receivable                                   31                  48
    Property, plant and equipment                      1,449               1,555
    Other assets                                           1                --
                                                      ------              ------

       Total Assets                                   $1,739              $1,751
                                                      ======              ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                  $   90              $  102
    Partners' capital                                  1,649               1,649
                                                      ------              ------

       Total Liabilities and Partners' Capital        $1,739              $1,751
                                                      ======              ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                             For the Years Ended December 31,
                                            1995           1994           1993
                                            ----           ----           ----
                                                  (Amounts in Thousands)

    Subscriber revenue                      $676           $654           $641
    Gain on sale of cable system             --             --              35
    Other income                              12              7             10
                                            ----           ----           ----

         Total Income                        688            661            686
                                            ----           ----           ----

                                     EXPENSES

    Depreciation and amortization            154            150            147
    Program services                         181            154            169
    General and administrative expenses      185            155            186
    Management fees to an affiliate of the
      General Partner                         31             29             29
    Provision for losses on accounts
      receivable                               7              7              7
                                            ----           ----           ----

         Total Expenses                      558            495            538
                                            ----           ----           ----

    Net Income Before Income Taxes           130            166            148
    Income tax benefit                        11             27             21
                                            ----           ----           ----

         Net Income                         $141           $193           $169
                                            ====           ====           ====

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.

Note 7.  Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                            1995           1994
                                                            ----           ----
                                                          (Amounts in Thousands)

    Liquidation fees payable to General Partner            $1,881         $2,081
    Equipment lease operations                                  2            118
    General Partner and affiliates                           --                9
    Other                                                      66            131
                                                           ------         ------

              Total                                        $1,949         $2,339
                                                           ======         ======


Note 8.  Settlements.

         On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into contractual agreements for the acquisition and administration of leased equipment. The lawsuit was settled out of court, effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit has been dismissed with prejudice on the merits.

         The Partnership's pro rata share of the Xerox settlement was $203,000, which consists of cash of $80,000, and assigned monthly rentals and credits for goods and services valued at $123,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $124,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases to a joint venture, in exchange for an interest in the joint venture.

         Storage Technology Corporation (STC), a major manufacturer of equipment purchased by the Partnership, filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code on October 14, 1984. On June 18, 1987, STC's plan of reorganization was approved and the Partnership received a settlement.

         On August 31, 1994, the United States Bankruptcy Court for the District of Colorado ordered a final distribution from the Disputed Claims Reserve which was provided for in the Debtors' Joint Plan of Reorganization. On December 23, 1994, the Partnership received its pro rata share of the final distribution from the Disputed Claims Reserve valued at $134,000. The final distribution consisted of cash of $62,000 and common stock valued at $72,000.


Note 9.  Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                        Reported Amounts  Tax Basis   Net Difference
                        ----------------  ---------   --------------
                                 (Amounts in Thousands)
1995

        Assets               $1,453         $1,488         $ (35)
        Liabilities           1,949          1,211           738

1994

        Assets               $2,637         $2,814         $(177)
        Liabilities           2,339          1,402           937



Note 10. Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The General Partner incurs certain expenses, such as data processing and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. The expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the General Partner were $1,000, $1,000 and $2,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


Note 11. Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the years ended December 31, 1995, 1994 and 1993. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 12. Subsequent Events.

         In January 1996, cash distributions of $807,000 were made to the Limited Partners.


Note 13. Fair Value of Financial Instruments.

         During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                      Carrying
                                                       Amount      Fair Value
                                                      --------     ----------
                                                      (Amounts in Thousands)
Assets
     Cash and cash equivalents                        $1,078         $1,078
     Marketable securities                                60             60

Item 9.   Disagreements on Accounting and Financial Disclosure Matters.

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

          GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

          PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

          GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

          BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

          CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asset pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

          Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

                Phoenix Leasing American Business Fund, L.P.
                Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
                Phoenix High Tech/High Yield Fund
                Phoenix Leasing Cash Distribution Fund IV
                Phoenix Leasing Cash Distribution Fund III
                Phoenix Leasing Cash Distribution Fund II
                Phoenix Leasing Capital Assurance Fund
                Phoenix Leasing Income Fund VII
                Phoenix Leasing Income Fund VI
                Phoenix Leasing Income Fund 1981 and
                Phoenix Leasing Income Fund 1977


Item 11.  Executive Compensation.

          Set forth is the information  relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.
         (A)             (B)                              (C)                                  (D)

                                                     Cash and cash-                        Aggregate of
Name of Individual  Capacities in                   equivalent forms                     contingent  forms
or persons in group  which served                   of remuneration                       of remuneration
-------------------  ------------   --------------------------------------------------   ----------------
                                         (C1)                           (C2)
                                                               Securities or property
                                Salaries, fees, directors'     insurance benefits or
                                 fees, commissions, and        reimbursement, personal
                                       bonuses                       benefits
                                --------------------------     -----------------------
                                                 (Amounts in Thousands)
Phoenix Leasing
  Incorporated     General Partner       $25(1)                           $0                   $0
                                          ===                             ==                   ==

(1)  consists of management fees.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

          (1)                             (2)                         (3)
     Title of Class            Amount Beneficially Owned        Percent of Class
     --------------            -------------------------        ----------------

General Partner Interest  Represents a 15% Interest in the            100%
                          Registrant's Profits and Distributions

Limited Partner Interest  63 units                                    .16%


Item 13. Certain Relationships and Related Transactions.

         None.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                     Page No.

(a)      1.   Financial Statements:

              Report of Independent Public Accountants                  10
              Balance Sheets as of December 31, 1995 and 1994.          11
              Statements of Operations for the Years Ended
                December 31, 1995, 1994 and 1993.                       12
              Statements of Partners' Capital for the Years
                Ended December 31, 1995, 1994 and 1993.                 13
              Statements of Cash Flows for the Years Ended
                December 31, 1995, 1994 and 1993.                       14
              Notes to the Financial Statements                      15-27

         2.   Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts
                and Reserves                                            32

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the year ended December 31, 1995.

(c)      Exhibits

         21.  Additional Exhibits:

              Balance Sheets of Phoenix Leasing Incorporated      E21  1-9

         27.  Financial Data Schedule.

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

                                         PHOENIX LEASING GROWTH FUND 1982
                                                    (Registrant)

                                         BY:  PHOENIX LEASING INCORPORATED,
                                              A CALIFORNIA CORPORATION
                                              GENERAL PARTNER


         Date:  March 28, 1996           By:  /S/  GUS CONSTANTIN
                --------------                -------------------------
                                              Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                           Date


/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 28, 1996
---------------------- Director of Phoenix Leasing Incorporated   --------------
(Gus Constantin)       General Partner


/S/ PARITOSH K. CHOKSI Chief Financial Officer,                   March 28, 1996
---------------------- Senior Vice President                      --------------
(Paritosh K. Choksi)   and Treasurer of
                       Phoenix Leasing Incorporated
                       General Partner


/S/ BRYANT J. TONG     Senior Vice President, Financial           March 28, 1996
---------------------- Operations of                              --------------
(Bryant J. Tong)       (Principal Accounting Officer)
                       Phoenix Leasing Incorporated
                       General Partner


/S/ GARY W. MARTINEZ   Senior Vice President of                   March 28, 1996
---------------------- Phoenix Leasing Incorporated               --------------
(Gary W. Martinez)     General Partner


/S/ HOWARD SOLOVEI     Vice President, Finance                    March 28, 1996
---------------------- Assistant Treasurer and a                  --------------
(Howard Solovei)       Director of Phoenix Leasing Incorporated
                       General Partner


/S/ MICHAEL K. ULYATT  Partnership Controller                     March 28, 1996
---------------------- Phoenix Leasing Incorporated               --------------
(Michael K. Ulyatt)    Corporate General Partner

                                                                                                                   Page 32 of 32

                                              PHOENIX LEASING GROWTH FUND 1982

                                                        SCHEDULE II
                                                  (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B           COLUMN C          COLUMN D            COLUMN E             COLUMN F
           Classification                 Balance at         Charged to        Charged to          Deductions           Balance at
                                         Beginning of          Expense           Revenue                                  End of
                                            Period                                                                        Period
------------------------------        -----------------    -------------      -------------       ------------        -------------

Year ended December 31, 1993
   Allowance for losses on accounts
     receivable                             $   55            $   0               $  0               $   7              $   48
   Allowance for early termination
     of financing leases                         1                1                  0                   0                   2
   Allowance for losses on notes
     receivable                                 76               24                  0                   0                 100
                                            ------            -----               ----               -----              ------

     Totals                                 $  132            $  25               $  0               $   7              $  150
                                            ======            =====               ====               =====              ======


Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                             $   48            $   0               $ 30               $  12              $    6
   Allowance for early termination
     of financing leases                         2                0                  1                   0                   1
   Allowance for losses on notes
     receivable                                100                0                  0                   0                 100
                                            ------            -----               ----               -----              ------

     Totals                                 $  150            $   0               $ 31               $  12              $  107
                                            ======            =====               ====               =====              ======


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                             $    6            $  11               $  0               $  17              $    0
   Allowance for early termination
     of financing leases                         1                0                  1                   0                   0
   Allowance for losses on notes
     receivable                                100                0                 69                  31                   0
                                            ------            -----               ----               -----              ------

     Totals                                 $  107            $  11               $ 70               $  48              $    0
                                            ======            =====               ====               =====              ======
