Form 10-Q
period 1996-03-31
PHOENIX LEASING GROWTH FUND 1982
filed 1996-05-14
CIK 356225

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     -----------

                                      FORM 10-Q

 _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March  31, 1996

                                         OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________.

                           Commission file number 0-11170


                          PHOENIX LEASING GROWTH FUND 1982
- --------------------------------------------------------------------------------
                                     Registrant

           California                                    68-2735710
- -------------------------------               ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                   94901-5527
- --------------------------------------------------------------------------------
 Address of Principal Executive Offices                          Zip Code

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

                               Yes __X__       No____

                           Part I.  Financial Information
                           ------------------------------

                            Item 1.  Financial Statements
                          PHOENIX LEASING GROWTH  FUND 1982
                                   BALANCE SHEETS
                   (Amounts in Thousands Except for Unit Amounts)
                                     (Unaudited)
                                                       March 31,  December 31,
                                                           1996       1995
                                                           ----       ----
ASSETS

Cash and cash equivalents                               $   503     $ 1,078

Accounts  receivable  (net of allowance for
   losses on accounts  receivable of $2 and
   $0 at March 31, 1996 and December 31, 1995,
   respectively)                                              3          27

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $578 at
   March 31, 1996 and December 31, 1995)                   --          --

Investment in joint ventures                                174         283

Marketable securities                                        66          60

Other assets                                                  5           5
                                                        -------     -------

   Total Assets                                         $   751     $ 1,453
                                                        =======     =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

   Accounts payable and accrued expenses                $ 1,937     $ 1,949
                                                        -------     -------

   Total Liabilities                                      1,937       1,949
                                                        -------     -------

Partners' Capital (Deficit):

   General Partner                                         (409)       (410)

   Limited Partners, 44,000 units authorized,
     41,798 units issued and 40,343 units
     outstanding at March 31, 1996 and
     December 31, 1995                                     (760)        (63)

   Unrealized losses on marketable securities
     available-for-sale                                     (17)        (23)

   Total Partners' Capital (Deficit)                     (1,186)       (496)
                                                        -------     -------

   Total Liabilities and Partners' Capital (Deficit)    $   751     $ 1,453
                                                        =======     =======


        The accompanying notes are an integral part of these statements.

                          PHOENIX LEASING GROWTH FUND 1982
                              STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except for Per Unit Amounts)
                                     (Unaudited)

                                                             Three Months Ended
                                                                 March  31,
                                                              1996        1995
                                                              ----        ----
INCOME

  Rental income                                              $   3        $  76
  Equity in earnings from joint ventures, net                  116           43
  Gain on sale of equipment                                   --              7
  Other income                                                   7           14
                                                             -----        -----

    Total Income                                               126          140
                                                             -----        -----

EXPENSES

  Lease related operating expenses                            --              8
  Management fees to General Partner                          --              6
  Provision for losses on receivables                         --             (1)
  General and administrative expenses                           15           17
                                                             -----        -----

   Total Expenses                                               15           30
                                                             -----        -----

NET INCOME                                                   $ 111        $ 110
                                                             =====        =====


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                           $2.73        $2.70
                                                             =====        =====

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                                           $20.01       $30.31
                                                             =====        =====

ALLOCATION OF NET INCOME:
  General Partner                                            $   1        $   1
  Limited Partners                                             110          109
                                                             -----        -----

                                                             $ 111        $ 110
                                                             =====        =====

        The accompanying notes are an integral part of these statements.

                          PHOENIX LEASING GROWTH FUND 1982
                              STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                     (Unaudited)
                                                              Three Months Ended
                                                                  March  31,
                                                               1996         1995
                                                               ----         ----
Operating Activities:

  Net income                                                 $   111    $   110
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Gain on sale of equipment                                  --           (7)
     Equity in earnings from joint ventures, net                (116)       (43)
     Provision for early termination, financing leases          --           (1)
     Decrease (increase) in accounts receivable                   24         (3)
     Decrease in accounts payable and accrued expenses           (12)      (136)
     Decrease in other assets                                   --            6
                                                             -------    -------

  Net cash provided (used) by operating activities                 7        (74)
                                                             -------    -------

Investing Activities:

  Principal payments, financing leases                          --            1
  Principal payments, notes receivable                          --            3
  Proceeds from sale of equipment                               --            7
  Distributions from joint ventures                              225         81
                                                             -------    -------

  Net cash provided by investing activities                      225         92
                                                             -------    -------

Financing Activities:

  Distributions to partners                                     (807)    (1,222)
                                                             -------    -------

  Net cash used by financing activities                         (807)    (1,222)
                                                             -------    -------

Decrease in cash and cash equivalents                           (575)    (1,204)

Cash and cash equivalents, beginning of period                 1,078      1,975
                                                             -------    -------

Cash and cash equivalents, end of period                     $   503    $   771
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

Note 2.  Reclassification.

         Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the three month periods ended March 31, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.  Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:
                          COMBINED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            1996          1995
                                                            ----          ----
INCOME
Rental income                                              $  672         $  919
Gain on sale of equipment                                     248            578
Other income                                                   41             60
                                                           ------         ------
      Total income                                            961          1,557
                                                           ------         ------

EXPENSES
Depreciation                                                   89            347
Lease related operating expenses                              464            731
Management fees to General Partner                             31             64
General and administrative expenses                             3              4
                                                           ------         ------
      Total expenses                                          587          1,146
                                                           ------         ------
Net income                                                 $  374         $  411
                                                           ======         ======

Financing Joint Ventures

      The aggregate combined statements of operations of the financing joint ventures is presented below:

                           COMBINED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               1996         1995
                                                               ----         ----
INCOME
Interest income - notes receivable                              $18          $28
Other income                                                      2            4
                                                                ---          ---
      Total income                                               20           32
                                                                ---          ---

EXPENSES
Management fees to General Partner                               --            2
General and administrative expenses                               5            6
                                                                ---          ---
      Total expenses                                              5            8
                                                                ---          ---
Net income                                                      $15          $24
                                                                ===          ===

Foreclosed Cable Systems Joint Venture

      The statements of operations of the foreclosed cable systems joint venture is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               1996        1995
                                                               ----        ----
INCOME
Subscriber revenue                                           $   54       $  169
Gain on sale of cable system                                  1,240         --
Other income                                                      9            4
                                                             ------       ------
      Total income                                            1,303          173
                                                             ------       ------

EXPENSES
Depreciation and amortization                                    13           38
Program services                                                 12           44
Management fees to an affiliate of
  the General Partner                                           120            8
General and administrative expenses                              46           55
Provision for losses on accounts receivable                    --              2
                                                             ------       ------
      Total expenses                                            191          147
                                                             ------       ------
Net income before income taxes                               $1,112       $   26
                                                             ======       ======

                          PHOENIX LEASING GROWTH FUND 1982


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Growth Fund 1982 (the Partnership) reported net income of $111,000 for the three months ended March 31, 1996, compared to net income of $110,000 during the same period in 1995. The slight improvement in earnings is the result of a decrease in expenses that exceeded the decrease in revenues.

      The decrease in total revenues of $14,000 for the three months ended March 31, 1996, as compared to the same period in 1995, is the result of a decline in all revenue items with the exception of earnings from joint ventures. Rental income caused the most significant of the decline in total revenues.

      The decrease in rental income of $73,000 is reflective of a decrease in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues, as well as lease related operating expenses, are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At March 31, 1996, the Partnership owned equipment with an aggregate original cost of $722,000, as compared to $1,468,000 at March 31, 1995.

      Total expenses decreased by $15,000 for the three months ended March 31, 1996, as compared to 1995. This decrease is primarily attributable to the absences of lease related operating expenses, as previously discussed, and management fees to the General Partner. The absence of management fees is a result of a reduction in rental revenues.

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

      The increase in earnings from joint ventures of $73,000 and the increase in distributions from joint ventures of $144,000 for the three months ended March 31, 1996, as compared to the same period in the previous year, are primarily due to the sale of a cable system in one of the foreclosed cable systems joint ventures in which the Partnership has an interest.

Liquidity and Capital Resources

      The Partnership reported net cash provided by leasing and financing activities of $7,000 for the three months ended March 31, 1996, compared to net cash used by leasing and financing activities of $70,000 for the same period in 1995. The decrease experienced during the three months ended March 31, 1995 was the result of a payment of liquidation fees payable to the General Partner. No payment has been made during 1996.

      As of March 31, 1996, the Partnership owned equipment held for lease with a purchase price of $719,000 and a net book value of $0 compared to $695,000 and $0 at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The limited partners received cash distributions of $807,000 and $1,222,000 during the three months ended March 31, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the limited partners are $38,467,000 and $37,660,000 as of March 31, 1996 and 1995, respectively. The
General Partner did not receive cash distributions for the periods ended March 31, 1996 and 1995.

      Distributions to partners are being made annually on January 15. The distribution made on January 15, 1996 was made at a lower rate than the 1995 distribution.

      Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                          PHOENIX LEASING GROWTH FUND 1982

                                   March 31, 1996

                            Part II.  Other Information.
                                      -----------------


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

                                             PHOENIX LEASING GROWTH FUND 1982
                                             --------------------------------
                                                        (Registrant)

        Date                       Title                    Signature
        ----                       -----                    ---------


May 13, 1996              Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- ---------------------     Senior Vice President           ----------------------
                          and Treasure of                 (Paritosh K. Choksi)
                          Phoenix Leasing Incorporated
                          General Partner


May 13, 1996              Senior Vice President,          /S/ BRYANT J. TONG
- ---------------------     Financial Operations            ----------------------
                          (Principal Accounting Officer)  (Bryant J. Tong)
                          Phoenix Leasing Incorporated
                          General Partner


May 13, 1996              Senior Vice President of       /S/ GARY W. MARTINEZ
- ---------------------     Phoenix Leasing Incorporated   -----------------------
                          General Partner                (Gary W. Martinez)


May 13, 1996              Partnership Controller         /S/ MICHAEL K. ULYATT
- ---------------------     Phoenix Leasing Incorporated   -----------------------
                          General Partner                (Michael K. Ulyatt)