Form 10-Q
period 1996-06-30
PHOENIX LEASING GROWTH FUND 1982
filed 1996-08-13
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----    ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________.


                         Commission File Number 0-11170
                                                -------


                        PHOENIX LEASING GROWTH FUND 1982
- --------------------------------------------------------------------------------
                                   Registrant

            California                                     94-2735710
- -----------------------------------           ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California              94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                   Zip Code

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__       No _____

                          Part I. Financial Information
                          -----------------------------

                          Item 1. Financial Statements
                        PHOENIX LEASING GROWTH FUND 1982
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1996        1995
                                                            ----        ----
ASSETS

Cash and cash equivalents                                  $   556      $ 1,078

Accounts receivable                                             12           27

Equipment on operating leases and held for
     lease (net of accumulated depreciation
     and obsolescence reserves of $578 at
     June 30, 1996 and December 31, 1995)                     --           --

Investment in joint ventures                                   149          283

Securities, available-for-sale                                  55           60


Other assets                                                     6            5
                                                           -------      -------


     Total Assets                                          $   778      $ 1,453
                                                           =======      =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

     Accounts payable and accrued expenses                 $ 1,881      $ 1,949
                                                           -------      -------

     Total Liabilities                                       1,881        1,949
                                                           -------      -------

Partners' Capital (Deficit):

     General Partner                                          (408)        (410)

     Limited Partners, 44,000 units authorized,
       41,798 units issued and 40,343 units
       outstanding at June 30, 1996 and
       December 31, 1995                                      (704)         (63)

     Unrealized gains (losses) on
       available-for-sale securities                             9          (23)
                                                           -------      -------

     Total Partners' Capital (Deficit)                      (1,103)        (496)
                                                           -------      -------

     Total Liabilities and Partners' Capital (Deficit)     $   778      $ 1,453
                                                           =======      =======


                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                               1996     1995      1996     1995
                                               ----     ----      ----     ----
INCOME

     Rental income                            $   1    $  68     $   4    $ 145
     Gain on sale of equipment                 --          4      --         11
     Equity in earnings from
       joint ventures, net                       49       69       165      112
     Gain on sale of securities                  11     --          11     --
     Other income                                10       17        17       30
                                              -----    -----     -----    -----

        Total Income                             71      158       197      298
                                              -----    -----     -----    -----

EXPENSES

     Lease related operating expenses          --       --        --          8
     Management fees to General Partner           3        9         4       15
     Provision for losses on receivables       --        (51)     --        (52)
     General and administrative expenses         11       18        25       35
                                              -----    -----     -----    -----

        Total Expenses                           14      (24)       29        6
                                              -----    -----     -----    -----

NET INCOME                                    $  57    $ 182     $ 168    $ 292
                                              =====    =====     =====    =====


NET INCOME PER LIMITED
     PARTNERSHIP UNIT                         $1.40    $4.47     $4.13    $7.17
                                              =====    =====     =====    =====

DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                         $--      $--       $20.01   $30.31
                                              =====    =====     =====    =====

ALLOCATION OF NET INCOME:
     General Partner                          $--      $   2     $   1    $   3
     Limited Partners                            57      180       167      289
                                              -----    -----     -----    -----

                                              $  57    $ 182     $ 168    $ 292
                                              =====    =====     =====    =====

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1996        1995
                                                              ----        ----
Operating Activities:
   Net income                                               $   168     $   292
   Adjustments to reconcile net income to net cash
     used by operating activities:
       Gain on sale of equipment                               --           (11)
       Equity in earnings from joint ventures, net             (165)       (112)
       Provision for early termination, financing leases       --            (1)
       Provision for losses on notes receivable                --           (53)
       Provision for doubtful accounts receivable              --             2
       Decrease in accounts receivable                           15           1
       Decrease in accounts payable and accrued expenses        (68)       (317)
       Decrease (increase) in other assets                       (1)         11
       Gain on securities                                       (11)       --
                                                            -------     -------

   Net cash used by operating activities                        (62)       (188)
                                                            -------     -------

Investing Activities:
   Principal payments, financing leases                        --             1
   Principal payments, notes receivable                        --            62
   Proceeds from sale of equipment                             --            11
   Distributions from joint ventures                            299         164
   Proceeds from sale of securities                              48        --
                                                            -------     -------

   Net cash provided by investing activities                    347         238
                                                            -------     -------

Financing Activities:
   Payments of principal, notes payable                        --          --
   Distributions to partners                                   (807)     (1,223)
                                                            -------     -------

   Net cash used by financing activities                       (807)     (1,223)
                                                            -------     -------

Decrease in cash and cash equivalents                          (522)     (1,173)

Cash and cash equivalents, beginning of period                1,078       1,975
                                                            -------     -------

Cash and cash equivalents, end of period                    $   556     $   802
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

Note 4.       Net Income (Loss) and Distributions per Limited Partnership Unit.

              Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the six month periods ended June 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.       Investment in Joint Ventures.

Equipment Joint Ventures
- ------------------------

              The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----
INCOME
Rental income                               $  735    $1,217    $1,407    $2,136
Gain on sale of equipment                      295       298       543       876
Other income                                    41        49        82       109
                                            ------    ------    ------    ------
         Total income                        1,071     1,564     2,032     3,121
                                            ------    ------    ------    ------

EXPENSES
Depreciation                                    84       113       173       460
Lease related  operating expenses              420       800       884     1,531
Management fees to General Partner              36        62        68       126
General and administrative expenses              2         4         5         8
                                            ------    ------    ------    ------
         Total expenses                        542       979     1,130     2,125
                                            ------    ------    ------    ------
Net income                                  $  529    $  585    $  902    $  996
                                            ======    ======    ======    ======

Financing Joint Ventures
- ------------------------

         The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                              1996      1995      1996      1995
                                              ----      ----      ----      ----
INCOME
Interest income - notes receivable            $  6      $ 21      $ 24      $ 48
Other income                                    16        62        18        67
                                              ----      ----      ----      ----
         Total income                           22        83        42       115
                                              ----      ----      ----      ----

EXPENSES
Management fees to General Partner               1         4         1         5
General and administrative expenses              2         5         7        12
                                              ----      ----      ----      ----
         Total expenses                          3         9         8        17
                                              ----      ----      ----      ----
Net income                                    $ 19      $ 74      $ 34      $ 98
                                              ====      ====      ====      ====

Foreclosed Cable Systems Joint Venture
- --------------------------------------

         The statements of operations of the foreclosed cable systems joint venture is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----
INCOME
Subscriber revenue                         $ --       $  174    $   54    $  343
Gain (adjustment to gain) on sale
  of cable system                             (35)      --       1,205      --
Other income                                    1          2        10         6
                                           ------     ------    ------    ------
         Total income                         (34)       176     1,269       349
                                           ------     ------    ------    ------


EXPENSES
Depreciation and amortization                --           38        13        77
Program services                             --           43        12        87
Management fees to an affiliate of
  the General Partner                           1          8       121        16
General and administrative expenses          --           47        46       102
Provision for losses on accounts
  receivable                                 --            2      --           3
                                           ------     ------    ------    ------
         Total expenses                         1        138       192       285
                                           ------     ------    ------    ------
Net income (loss)                          $  (35)    $   38    $1,077    $   64
                                           ======     ======    ======    ======

                        PHOENIX LEASING GROWTH FUND 1982


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Growth Fund 1982 (the Partnership) reported net income of $57,000 and $168,000 for the three and six months ended June 30, 1996, respectively, compared to net income of $182,000 and $292,000 during the same periods in the prior year. The decrease in earnings is primarily attributable to a decrease in rental income.

         Total revenues decreased by $87,000 and $101,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods in the prior year. The decrease in total revenues is primarily due to a decrease in rental income. The increase in earnings from joint ventures during the six months ended June 30, 1996 will be discussed under "Joint Ventures". Rental income decreased by $67,000 and $141,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increase for the three and six months ended June 30, 1995 is primarily the result of the recognition of prepaid rent that had previously been recorded as a liability. During the three months ended June 30, 1995, it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. An additional factor contributing to the increase in rental income for the six months ended June 30, 1995 is the recognition of a mandatory purchase option which came due on one of the Partnership's leases.

         Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At June 30, 1996, the Partnership owned equipment with an aggregate original cost of $722,000 compared to $1,348,000 at June 30, 1995.

         Total expenses increased by $38,000 and $23,000 during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increase is primarily attributable to an adjustment to the provision for losses on receivables of $53,000 made during 1995. This downward adjustment to the provision for losses on receivables, which resulted in the recognition of income, was made upon the settlement of a defaulted note receivable during the second quarter of 1995. Most other expense items decreased during the three and six months ended June 30, 1996, as compared to the same period in 1995.

         The receipt of a settlement from a defaulted note receivable from a cable television system operator, as well as increased rental income, resulted in higher management fees for both the three and six months ended June 30, 1995.

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

        The increase in earnings from joint ventures of $53,000 and the increase in distributions from joint ventures of $135,000 for the six months ended June 30, 1996, as compared to the same period in the previous year, is primarily due to the sale of a cable system in one of the foreclosed cable systems joint ventures in which the Partnership has an interest.

Liquidity and Capital Resources

         The Partnership reported net cash used by leasing and financing activities of $62,000 and $125,000 for the six months ended June 30, 1996 and 1995. The decrease experienced during the six months ended June 30, 1995 was the result of a payment of $200,000 in liquidation fees paid to the General Partner as compared to $65,000 of payments made during the six months ended June 30, 1996.

         During the six months ended June 30, 1996, the Partnership received cash distributions of $181,000 from foreclosed cable systems joint ventures, as compared to cash distributions of $8,000 from foreclosed cable systems joint ventures during the same period in 1995. This increase in distributions is attributable to the distribution of the sale proceeds from the sale of a cable television system owned by one of these joint ventures during the first quarter of 1996.

         In contrast, cash distributions from equipment and financing joint ventures decreased by $38,000 for the six months ended June 30, 1996, compared to the same period in 1995. The decrease is primarily due to a decrease in cash available.

         As of June 30, 1996, the Partnership had equipment held for lease with a purchase price of $722,000 and a net book value of $0 compared to $1,102,000 and $0 at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received cash distributions of $807,000 and $1,223,000 during the six months ended June 30, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the Limited Partners are $38,467,000 and $37,660,000 as of June 30, 1996 and 1995, respectively. The
General Partner did not receive cash distributions for the periods ended June 30, 1996 and 1995.

         Distributions to partners are being made annually on January 15. The distribution made on January 15, 1996 was made at a lower rate than the 1995 distribution.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                        PHOENIX LEASING GROWTH FUND 1982

                                  June 30, 1996

                           Part II. Other Information.
                                    ------------------


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

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

                                        PHOENIX LEASING GROWTH FUND 1982
                                        --------------------------------
                                                  (Registrant)

     Date                    Title                             Signature
     ----                    -----                             ---------


August 13, 1996      Chief Financial Officer,             /S/ PARITOSH K. CHOKSI
- ---------------      Senior Vice President                ----------------------
                     and Treasurer of                     (Paritosh K. Choksi)
                     Phoenix Leasing Incorporated
                     General Partner


August 13, 1996      Senior Vice President,               /S/ BRYANT J. TONG
- ---------------      Financial Operations                 ----------------------
                     (Principal Accounting Officer)       (Bryant J. Tong)
                     Phoenix Leasing Incorporated
                     General Partner


August 13, 1996      Partnership Controller               /S/ MICHAEL K. ULYATT
- ---------------      Phoenix Leasing Incorporated         ----------------------
                     General Partner                      (Michael K. Ulyatt)