Form 10-Q
period 1996-09-30
PHOENIX LEASING GROWTH FUND 1982
filed 1996-11-13
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                                 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-11170
                                                -------


                        PHOENIX LEASING GROWTH FUND 1982
--------------------------------------------------------------------------------
                                   Registrant

        California                                       68-2735710
------------------------                      ----------------------------------
  State of Jurisdiction                       I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California            94901-5527
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

                             Yes _X_          No ___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING GROWTH FUND 1982
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                   September 30,    December 31,
                                                        1996            1995
                                                        ----            ----
ASSETS

Cash and cash equivalents                             $   598          $ 1,078

Accounts receivable                                         3               27

Equipment on operating leases and held for
    lease (net of accumulated depreciation of
    $525 and $578 at September 30, 1996 and
    December 31, 1995 respectively)                      --               --

Investment in joint ventures                              150              283

Securities, available-for-sale                             54               60

Other assets                                                6                5
                                                      -------          -------

    Total Assets                                      $   811          $ 1,453
                                                      =======          =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

    Accounts payable and accrued expenses             $ 1,875          $ 1,949
                                                      -------          -------

    Total Liabilities                                   1,875            1,949
                                                      -------          -------

Partners' Capital (Deficit):

    General Partner                                      (408)            (410)

    Limited Partners, 44,000 units authorized,
      41,798 units issued and 40,343 units
      outstanding at September 30, 1996
      and December 31, 1995                              (663)             (63)

    Unrealized gains (losses) on available-for-sale
      securities                                            7              (23)
                                                      -------          -------

    Total Partners' Capital (Deficit)                  (1,064)            (496)
                                                      -------          -------

    Total Liabilities and Partners' Capital (Deficit) $   811          $ 1,453
                                                      =======          =======

                 The accompanying notes are an integral part of
                                these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                          1996       1995       1996      1995
                                          ----       ----       ----      ----
INCOME

  Rental income                           $   1      $  13     $    5    $  157
  Equity in earnings from joint
    ventures, net                            46         61        210       174
  Gain on sale of equipment                --            1       --          12
  Gain on sale of securities               --         --           11      --
  Interest income, notes receivable        --           21       --          21
  Other income                                8         14         25        44
                                          -----      -----     ------    ------

     Total Income                            55        110        251       408
                                          -----      -----     ------    ------

EXPENSES

    Lease related operating expenses       --         --         --           8
    Management fees to General Partner        1          9          4        24
    Provision for losses on receivables       2         (7)         2       (59)
    General and administrative expenses      11         15         36        50
                                          -----      -----     ------    ------

    Total Expenses                           14         17         42        23
                                          -----      -----     ------    ------

NET INCOME                                $  41      $  93     $  209    $  385
                                          =====      =====     ======    ======


NET INCOME PER LIMITED
    PARTNERSHIP UNIT                      $1.01      $2.28     $ 5.14    $ 9.45
                                          =====      =====     ======    ======

DISTRIBUTIONS PER LIMITED
    PARTNERSHIP UNIT                      $--        $--       $20.01    $30.31
                                          =====      =====     ======    ======

ALLOCATION OF NET INCOME:
    General Partner                       $   1      $   1     $    2    $    4
    Limited Partners                         40         92        207       381
                                          -----      -----     ------    ------

                                          $  41      $  93     $  209    $  385
                                          =====      =====     ======    ======

                 The accompanying notes are an integral part of
                                these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                             1996        1995
                                                             ----        ----
Operating Activities:

  Net income                                               $   209     $   385
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Gain on sale of equipment                               --           (12)
      Gain on sale of securities                               (11)       --
      Equity in earnings from joint ventures, net             (210)       (174)
      Provision for early termination, financing leases       --            (1)
      Recovery of losses on notes receivable                  --           (69)
      Provision for doubtful accounts receivable                 2          11
      Decrease (increase) in accounts receivable                22          (2)
      Decrease in accounts payable and accrued expenses        (74)       (322)
      Decrease (increase) in other assets                       (1)         17
                                                           -------     -------

  Net cash used by operating activities                        (63)       (167)
                                                           -------     -------

Investing Activities:

  Principal payments, financing leases                        --             1
  Principal payments, notes receivable                        --           184
  Proceeds from sale of equipment                             --            12
  Proceeds from sale of securities                              47        --
  Distributions from joint ventures                            343         272
                                                           -------     -------

  Net cash provided by investing activities                    390         469
                                                           -------     -------

Financing Activities:

  Distributions to partners                                   (807)     (1,223)
                                                           -------     -------

  Net cash used by financing activities                       (807)     (1,223)
                                                           -------     -------

Decrease in cash and cash equivalents                         (480)       (921)

Cash and cash equivalents, beginning of period               1,078       1,975
                                                           -------     -------

Cash and cash equivalents, end of period                   $   598     $ 1,054
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

Note 4.    Net Income (Loss) and Distributions per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the nine month periods ended September 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.    Investment in Joint Ventures.

Equipment Joint Ventures

           The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Rental income                           $  631     $1,064     $2,038     $3,200
Gain on sale of equipment                  159        397        702      1,273
Other income                                32        572        114        681
                                        ------     ------     ------     ------
        Total income                       822      2,033      2,854      5,154
                                        ------     ------     ------     ------

EXPENSES
Depreciation                                81        629        254      1,089
Lease related operating expenses           283        710      1,167      2,241
Management fees to General Partner          33         94        101        220
General and administrative expenses          3          4          8         12
                                        ------     ------     ------     ------
        Total expenses                     400      1,437      1,530      3,562
                                        ------     ------     ------     ------
Net income                              $  422     $  596     $1,324     $1,592
                                        ======     ======     ======     ======

Financing Joint Ventures

        The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Interest income - notes receivable        $  9       $ 14       $ 32       $ 62
Other income                                 6          7         24         74
                                          ----       ----       ----       ----
        Total income                        15         21         56        136
                                          ----       ----       ----       ----

EXPENSES
Management fees to General Partner           1          2          1          7
General and administrative expenses          2          3         10         15
                                          ----       ----       ----       ----
        Total expenses                       3          5         11         22
                                          ----       ----       ----       ----
Net income                                $ 12       $ 16       $ 45       $114
                                          ====       ====       ====       ====

Foreclosed Cable Systems Joint Venture

        The statements of operations of the foreclosed cable systems joint venture is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
INCOME
Subscriber revenue                      $ --       $  166     $   54     $  508
Gain (adjustment to gain) on sale
 of cable system                             3       --        1,205       --
Other income                              --            3         10          9
                                        ------     ------     ------     ------
        Total income                         3        169      1,269        517
                                        ------     ------     ------     ------

EXPENSES
Depreciation and amortization             --           39         13        115
Program services                          --           48         12        135
Management fees to an affiliate of
  the General Partner                     --            8        121         23
General and administrative expenses       --           42         43        144
Provision for losses on accounts
  receivable                              --            2          1          5
                                        ------     ------     ------     ------
        Total expenses                    --          139        190        422
                                        ------     ------     ------     ------
Net income                              $    3     $   30     $1,079     $   95
                                        ======     ======     ======     ======

                        PHOENIX LEASING GROWTH FUND 1982


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Phoenix Leasing Growth Fund 1982 (the Partnership) reported net income of $41,000 and $209,000 for the three and nine months ended September 30, 1996, respectively, compared to net income of $93,000 and $385,000 during the same periods in the prior year. The decrease in earnings is primarily attributable to a decrease in rental income for both the three and nine months ended September 30, 1996. In addition to a decrease in rental income, the absence of interest income from notes receivable also contributed to the decline in net income for the quarter ended September 30, 1996.

    Total revenues decreased by $55,000 and $157,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in the prior year. The decrease in total revenues is primarily due to a decrease in rental income and interest income from notes receivable. Rental income decreased by $12,000 and $152,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Rental income for the nine months ended September 30, 1995 was higher than usual due to the recognition of prepaid rent that had previously been recorded as a liability. During the nine months ended September 30, 1995, it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. An additional factor contributing to the increase in rental income for the nine months ended September 30, 1995 was the recognition of a mandatory purchase option which came due on one of the Partnership's leases.

    The decline in rental income for the three months ended September 30, 1996 as compared to the same period in 1995 is reflective of a reduction in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At September 30, 1996, the Partnership owned equipment with an aggregate original cost of $668,000 compared to $1,207,000 at September 30, 1995.

    The Partnership received payoffs from its two remaining notes receivable from cable television system operators during the nine months ended September 30, 1995. The Partnership's outstanding notes receivable had been in default and the Partnership had suspended the recognition of interest income on these notes. During the three months ended September 30, 1995, the Partnership received a payoff of $141,000 of which $120,000 was applied towards the outstanding note receivable balance and the remaining $21,000 was recognized as interest income. The remaining allowance for this note of $7,000 was recognized as income. In addition, the remaining balance in the allowance for losses on notes receivable of $9,000 was also recognized as income during the three months ended September 30, 1995.

    In addition to the payoff previously discussed, the Partnership received a payoff from another defaulted note receivable during the nine months ended September 30, 1995. For this payoff, the Partnership received a partial recovery of $56,000 which was applied towards the $87,000 outstanding note receivable balance. The remaining $31,000 was written-off through its related allowance. The related allowance for losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of this payoff, the Partnership reduced the allowance for losses on notes receivable by $53,000. This reduction in the allowance was recognized as income during the nine months ended September 30, 1995.

    Total expenses decreased by $3,000 for the three months ended September 30, 1996 but increased by $19,000 compared to the same periods in 1995. During the nine months ended September 30, 1995, the Partnership reduced its provision for losses on receivables, primarily from provision for losses on its notes receivable, which resulted in the recognition of income of $59,000. There were no such transactions during 1996. Most other expense items decreased during the three and nine months ended September 30, 1996, as compared to the same periods in 1995.

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

    The increase in earnings from joint ventures of $36,000 and the increase in distributions from joint ventures of $71,000 for the nine months ended September 30, 1996, as compared to the same period in the previous year, is primarily due to the sale of a cable system in one of the foreclosed cable systems joint ventures in which the Partnership has an interest.

    The decrease in earnings from joint ventures of $15,000 for the three months ended September 30, 1996 is attributable to a decline in revenues from several equipment joint ventures as a result of a majority of the equipment joint ventures being in the liquidation stage.

Liquidity and Capital Resources

        The Partnership reported net cash used by leasing and financing activities of $63,000 for the nine months ended September 30, 1996 compared to net cash provided by leasing and financing activities of $18,000 for the nine months ended September 30, 1995. The increase experienced during the nine months ended September 30, 1995 was the result of two payoffs of notes receivable.

        During the nine months ended September 30, 1996, the Partnership received cash distributions of $181,000 from foreclosed cable systems joint ventures, as compared to cash distributions of $8,000 from foreclosed cable systems joint ventures during the same period in 1995. This increase in distributions is attributable to the distribution of the sale proceeds from the sale of a cable television system owned by one of these joint ventures during the first quarter of 1996.

        In contrast, cash distributions from equipment and financing joint ventures decreased by $102,000 for the nine months ended September 30, 1996, compared to the same period in 1995. The decrease is primarily due to a decrease in cash available.

        As of September 30, 1996, the Partnership had equipment held for lease with a purchase price of $668,000 and a net book value of $0 compared to $986,000 and $0 at September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The  Limited  Partners  received  cash  distributions  of  $807,000  and
$1,223,000 during the nine months ended September 30, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the Limited Partners are $38,467,000 and $37,660,000 as of September 30, 1996 and 1995,
respectively. The General Partner did not receive cash distributions for the periods ended September 30, 1996 and 1995.

        Distributions to partners are being made annually on January 15. The distribution amount to be distributed on January 15, 1997 is anticipated to be lower than the January 15, 1996 distribution.

        Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                        PHOENIX LEASING GROWTH FUND 1982

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------


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

                                       PHOENIX LEASING GROWTH FUND 1982
                                       --------------------------------
                                                 (Registrant)

         Date                      Title                        Signature
         ----                      -----                        ---------


November 12, 1996       Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
-----------------       Senior Vice President             ----------------------
                        and Treasurer of                  (Paritosh K. Choksi)
                        Phoenix Leasing Incorporated
                        General Partner


November 12, 1996       Senior Vice President,            /S/ BRYANT J. TONG
-----------------       Financial Operations              ----------------------
                        (Principal Accounting Officer)    (Bryant J. Tong)
                        Phoenix Leasing Incorporated
                        General Partner


November 12, 1996       Senior Vice President of          /S/ GARY W. MARTINEZ
-----------------       Phoenix Leasing Incorporated      ----------------------
                        General Partner                   (Gary W. Martinez)


November 12, 1996       Partnership Controller            /S/ MICHAEL K. ULYATT
-----------------       Phoenix Leasing Incorporated      ----------------------
                        General Partner                   (Michael K. Ulyatt)