Form 10-K
period 1996-12-31
PHOENIX LEASING GROWTH FUND 1982
filed 1997-03-28
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1996       Commission File Number 0-11170

                        PHOENIX LEASING GROWTH FUND 1982
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                     94-2735710
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California             94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                         -------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_      No ___

As of December 31, 1996, 40,343 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        PHOENIX LEASING GROWTH FUND 1982

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.       Business...............................................        3
Item 2.       Properties.............................................        4
Item 3.       Legal Proceedings......................................        4
Item 4.       Submission of Matters to a Vote of Security Holders....        4


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters................................        5
Item 6.       Selected Financial Data................................        5
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................        6
Item 8.       Financial Statements and Supplementary Data............        8
Item 9.       Disagreements on Accounting and Financial Disclosure
              Matters................................................       25


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.....       25
Item 11.      Executive Compensation.................................       26
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management.........................................       26
Item 13.      Certain Relationships and Related Transactions.........       26


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K............................................       27


Signatures...........................................................       28

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

         From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $103,077,000. The average initial firm term of contractual payments from equipment subject to lease was 30.90 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 3.11%. The average initial firm term of contractual payments from loans was 66.3 months.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $3,084,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                             Percentage of
                Asset Types              Purchase Price(1)   Total Assets
                -----------              -----------------   ------------
                                      (Amounts in Thousands)
          Financing of Solar Systems          $2,351               76%
          Reproduction                           476               16
          Telecommunications                     250                8
          Small Computer Systems                   7              --
                                              ------              ----

          TOTAL                               $3,084              100%
                                              ======              ====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $476,000 and financing joint ventures of $2,351,000 at December 31, 1996.


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

         (b)  Approximate number of equity security investments:
                                                         Number of Unit Holders
                        Title of Class                   as of December 31, 1996
              ----------------------------------         -----------------------

              Limited Partners                                    3,516


Item 6.       Selected Financial Data.

                                                1996      1995      1994      1993     1992
                                                ----      ----      ----      ----     ----
                                            (Amounts in Thousands Except for Per Unit Amounts)
Total Income                                 $   266   $   475   $   877   $   606   $   522

Net Income (Loss)                                201       437       763       301      (757)

Total Assets                                     829     1,453     2,637     3,171     4,351

Distributions to Partners                        807     1,222     1,211     1,211     1,213

Net Income (Loss) per Limited
  Partnership Unit                              4.95     10.73     18.73      7.39    (18.75)

Distributions per Limited Partnership Unit     20.01     30.31     30.02     30.02     30.05

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Growth Fund 1982 (the Partnership) reported net income of $201,000 for the year ended December 31, 1996, as compared to net income of $437,000 and $763,000 during 1995 and 1994, respectively. The decline in net income experienced in 1996, as compared to 1995, is attributable to a decrease in rental income of $160,000 and an increase in provision for losses on receivables of $61,000. The decline in net income for the year ended December 31, 1995 was due to the absence of a settlement compared to a settlement of $337,000 during 1994.

         Total revenues decreased by $209,000 and $402,000 for the year ended December 31, 1996 and 1995, respectively, as compared to the prior year. The decrease in earnings for 1996 and 1995, compared to the prior year, is primarily attributable to a decrease in rental income of $160,000 and $51,000, respectively. The decline in rental income is reflective of a reduction in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At December 31, 1996, the partnership owned equipment, excluding its investment in equipment joint ventures, with an aggregate original cost of $257,000 compared to $737,000 at December 31, 1995 and $1,706,000 at December 31, 1994.

         The absence of interest income from notes receivable during 1996 is a result of the Partnership receiving payoffs from its two remaining notes receivable, both considered to be impaired, during the year ended December 31, 1995. Prior to the payoff, the Partnership had not been recognizing interest income on these notes due to their impaired status. As a result of the payoff of these two notes, the Partnership recognized $21,000 in interest income from notes receivable and reversed $69,000 of the provision for losses on notes receivable in 1995.

         Total revenues for the year ended December 31, 1994 were higher than usual mainly due to the receipt of settlements from two manufacturers of equipment with whom the Partnership had entered into contractual agreements for the purchase of leased equipment. The combined settlements totaled $337,000 which was composed of cash, common stock, receivables, assigned rents from a pool of leased equipment, and credits for goods and services. Another factor which contributed to increasing total revenues during 1994 was the gain on sale of equipment. The gain on sale of equipment during 1994 was attributable to the sale of equipment back to the original manufacturer, in which the Partnership was released from all obligations to such manufacturer including an outstanding note payable and accrued interest of $84,000.

         Total expenses increased by $27,000 during 1996, as compared to 1995, but decreased by $76,000 during 1995, compared to 1994. The increase in total expenses for 1996, as compared to 1995, is primarily due to the increase in provision for losses on receivables of $61,000 for the year ended December 31, 1996, compared to 1995. During 1995, the Partnership reversed $69,000 in provision for losses on notes receivable, as previously discussed. Such a transaction did not occur during 1996. In part, the increase in provision for losses on receivables experienced during 1996, is offset by decreases in most other expense items.

         The decline in total  expenses  experienced  during  1995,  compared to
1994, was due to the absence of depreciation expense. The absence of depreciation expense for the year ended December 31, 1995, as compared to $33,000 in 1994, was due to the remaining equipment portfolio having been fully depreciated. Most other expense items also experienced a decrease during the year ended December 31, 1995, compared to 1994.

         Inflation affects the Partnership in relation to the current cost of equipment placed on a lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

 Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

         Earnings from joint ventures decreased by $5,000 for the year ended December 31, 1996, compared to 1995, and increased by $74,000 for the year ended December 31, 1995, as compared to the same period in the previous year. The decrease in earnings for 1996 is due to a decline in revenues from several equipment joint ventures as a result of a majority of the equipment joint ventures being in the liquidation stage. The increase in earnings from joint ventures during 1995 was primarily attributable to two equipment joint ventures. The increase in earnings from one equipment joint venture during 1995 was due to a decline in depreciation expense and lease related operating expenses. The increase in earnings from the second equipment joint venture during 1995 was due to this joint venture having been formed in October of 1994. As a result, there were no comparable earnings from this joint venture during the year ended December 31, 1994.


Liquidity and Capital Resources

         The Partnership reported net cash used by leasing and financing activities of $58,000, $47,000 for the year ended December 31, 1996 and 1995, respectively, compared to net cash provided of $454,000 for the year ended December 31, 1994. The increase in net cash used for the year ended December 31, 1996 is attributable to the absence of principal payments from notes receivable and the payment of liquidation fees to the General Partner. During 1995, the Partnership received payoffs from the Partnership's remaining notes receivable. The payment of liquidation fees to the General Partner during 1995 exceeded the payoffs received from the notes receivable. The Partnership did not make a payment of liquidation fees in 1994.

         Cash distributions from joint ventures increased by $36,000 and $129,000 for the years ended December 31, 1996 and 1995, respectively, compared to the previous year. The increase in cash distributions in 1996 is due to the increase in cash available for distribution from the Partnership's only foreclosed cable system joint venture as a result of the sale of its cable television system during the first quarter of 1996. The increase during 1995 was primarily attributable to a new investment made in a newly formed equipment joint venture during the fourth quarter of 1994. In addition, one equipment joint venture experienced an increase in cash available as a result of a decline in lease related operating expenses.

         During the year ended December 31, 1996, the Partnership sold a portion of its investment in common stock receiving proceeds of $49,000.

         As of December 31, 1996, the Partnership owned equipment held for lease with a purchase price of $257,000 and a net book value of $0, as compared to $662,000 and $0, respectively, at December 31, 1995 and $699,000 and $0, respectively, at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The limited partners received cash distributions of $807,000 , $1,222,000 and $1,211,000 during the year ended December 31, 1996, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the limited partners are $38,467,000, $37,660,000 and $36,438,000 as of December 31,
1996, 1995 and 1994, respectively. The General Partner did not receive cash distributions for the years ended December 31, 1996, 1995 and 1994.

         Distributions to partners are being made annually on January 15. The distribution amount distributed on January 15, 1997 was lower than the January 15, 1996 distribution.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses. The Partnership is currently in its liquidation stage and currently has no obligation, commitments or plans to purchase more equipment. It's the General Partner's intention to continue the Partnership's payments of liquidation fees only to the extent of cash available for such payments after taking into consideration the Partnership's cash requirements to cover its operating costs over the next years.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHOENIX LEASING GROWTH FUND 1982

                          YEAR ENDED DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Growth Fund 1982:

We have audited the accompanying balance sheets of Phoenix Leasing Growth Fund 1982 (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Growth Fund 1982 as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 17, 1997

                            PHOENIX LEASING GROWTH FUND 1982
                                     BALANCE SHEETS
                     (Amounts in Thousands Except for Unit Amounts)
                                                                        December 31,
                                                                     1996          1995
                                                                     ----          ----
ASSETS
Cash and cash equivalents                                          $   658       $ 1,078

Accounts receivable (net of allowance for losses on accounts
   receivable of $0 at December 31, 1996 and 1995)                       1            27

Equipment on operating leases and held for lease (net of
   accumulated depreciation and obsolescence reserves of
   $114 and $578 at December 31, 1996 and 1995, respectively)         --            --

Investment in joint ventures                                            99           283

Securities, available-for-sale                                          67            60

Other assets                                                             4             5
                                                                   -------       -------

     Total Assets                                                  $   829       $ 1,453
                                                                   =======       =======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

   Accounts payable and accrued expenses                           $    71       $    68

   Liquidation fees payable to General Partner                       1,816         1,881
                                                                   -------       -------

     Total Liabilities                                               1,887         1,949
                                                                   -------       -------

Partners' Capital (Deficit):

   General Partner                                                    (408)         (410)

   Limited Partners, 44,000 units authorized, 41,798
     units issued and 40,343 units outstanding at
     December 31, 1996 and 1995                                       (671)          (63)

   Unrealized gains (losses) on available-for-sale securities           21           (23)
                                                                   -------       -------

     Total Partners' Capital (Deficit)                              (1,058)         (496)
                                                                   -------       -------

     Total Liabilities and Partners' Capital (Deficit)             $   829       $ 1,453
                                                                   =======       =======

                         The accompanying notes are an integral
                                part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                   1996      1995       1994
                                                   ----      ----       ----
INCOME

   Rental income                                   $   5     $  165    $  216

   Gain on sale of equipment                        --           12        92

   Equity in earnings from joint ventures, net       212        217       143

   Interest income, notes receivable                --           21         6

   Settlements                                      --         --         337

   Other income                                       49         60        83
                                                   -----     ------    ------

     Total Income                                    266        475       877
                                                   -----     ------    ------


EXPENSES

   Depreciation                                     --         --          33

   Lease related operating expenses                 --            9         8

   Management fees to General Partner                  5         25        30

   Provision for (recovery of) losses on
     receivables                                       2        (59)      (31)

   General and administrative expenses                58         63        74
                                                   -----     ------    ------

     Total Expenses                                   65         38       114
                                                   -----     ------    ------

NET INCOME                                         $ 201     $  437    $  763
                                                   =====     ======    ======

NET INCOME PER LIMITED PARTNERSHIP UNIT            $4.95     $10.73    $18.73
                                                   =====     ======    ======

ALLOCATION OF NET INCOME:

   General Partner                                 $   2     $    4    $    8

   Limited Partners                                  199        433       755
                                                   -----     ------    ------

                                                   $ 201     $  437    $  763
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

                                        PHOENIX LEASING GROWTH FUND 1982
                                         STATEMENTS OF PARTNERS' CAPITAL
                                 (Amounts in Thousands Except for Unit Amounts)

                                               General                             Unrealized
                                              Partner's      Limited Partners'       Gains        Total
                                                Amount      Units       Amount      (Losses)      Amount
                                                ------      -----       ------      --------      ------
Balance, December 31, 1993                    $  (422)      40,343     $ 1,182      $  --        $   760

Distributions to partners ($30.02 per
   limited partnership unit)                     --           --        (1,211)        --         (1,211)

Adjustment to unrealized losses on
   available-for-sale securities                 --           --          --            (14)         (14)

Net income                                          8         --           755         --            763
                                              -------      -------     -------      -------      -------

Balance, December 31, 1994                       (414)      40,343         726          (14)         298

Distributions to partners ($30.31 per
   limited partnership unit)                     --           --        (1,222)        --         (1,222)

Net income                                          4         --           433         --            437

Change in unrealized losses on marketable
   securities available-for-sale                 --           --          --             (9)          (9)
                                              -------      -------     -------      -------      -------

Balance, December 31, 1995                       (410)      40,343         (63)         (23)        (496)

Distributions to partners ($20.01 per
   limited partnership unit)                     --           --          (807)        --           (807)

Net income                                          2         --           199         --            201

Change in unrealized gains on
   available-for-sale securities                 --           --          --             44           44
                                              -------      -------     -------      -------      -------

Balance, December 31, 1996                    $  (408)      40,343     $  (671)     $    21      $(1,058)
                                              =======      =======     =======      =======      =======

                                     The accompanying notes are an integral
                                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                     1996     1995     1994
                                                     ----     ----     ----

Operating Activities:
   Net income                                       $   201  $   437  $   763

   Adjustments to reconcile net income to net cash
   provided  (used) by operating activities:
       Depreciation                                    --       --         33
       Gain on sale of equipment                       --        (12)     (92)
       Gain on sale of securities                       (12)    --       --
       Equity in earnings from joint ventures, net     (212)    (217)    (143)
       Provision for (recovery of) early termination,
         financing leases                              --         (1)      (1)
       Provision for (recovery of) losses on notes
         receivable                                    --        (69)    --
       Provision for (recovery of) losses on accounts
         receivable                                       2       11      (30)
       Settlements                                     --       --       (195)
       Decrease (increase) in accounts receivable        24       (4)      19
       Increase (decrease) in accounts payable and
         accrued expenses                               (62)    (390)      44
       Decrease in other assets                           1       13     --
                                                    -------  -------  -------

   Net cash provided (used) by operating activities     (58)    (232)     398
                                                    -------  -------  -------

Investing Activities:
   Principal payments, financing leases                --          1       52
   Principal payments, notes receivable                --        184        4
   Proceeds from sale of equipment                     --         12       15
   Proceeds from available-for-sale securities           49     --       --
   Distributions from joint ventures                    396      360      231
   Purchase of equipment                               --       --       (124)
   Investment in joint ventures                        --       --        (29)
                                                    -------  -------  -------

   Net cash provided by investing activities            445      557      149
                                                    -------  -------  -------

Financing Activities:
   Payments of principal, notes payable                --       --        (32)
   Distributions to partners                           (807)  (1,222)  (1,211)
                                                    -------  -------  -------

   Net cash used by financing activities               (807)  (1,222)  (1,243)
                                                    -------  -------  -------

Decrease in cash and cash equivalents                  (420)    (897)    (696)

Cash and cash equivalents, beginning of period        1,078    1,975    2,671
                                                    -------  -------  -------

Cash and cash equivalents, end of period            $   658  $ 1,078  $ 1,975
                                                    =======  =======  =======


                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

         For financial reporting purposes, the Partnership began to recognize the liquidation fee in the second year of operations when the General Partner began its activities of liquidating portions of the equipment portfolio. The original firm terms of the initial leases (generally 24 months) began to expire at this point in time. The present value of the liquidation fee was recognized using the interest method and accreted to the face amount over a period of approximately eight years in order to properly match the liquidation fee expense with the activities of the General Partner in connection with ongoing portfolio liquidations. The liquidation fees have been fully accrued as of December 31, 1992. The Partnership began to pay the liquidation fees to the General Partner in 1990. It's the General Partner's intention to continue the Partnership's payments of liquidation fees only to the extent of cash available for such payments after taking into consideration the Partnership's cash requirements to cover its operating costs over the remaining life of the partnership.

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

         Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

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

         Investment in Available-for-Sale Securities. The Partnership has investments in stock in public companies that have been determined to be available for sale that are on the accompanying Balance Sheets. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

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

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. At January 1, 1996, the adoption of Statement No. 121 did not materially impact the Partnership's financial position or results of operations.

        Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3.       Accounts Receivable.

         Accounts Receivable consist of the following at December 31:

                                                          1996      1995
                                                          ----      ----
                                                      (Amounts in Thousands)

    Lease payments                                         $ 1       $21
    Property tax                                            --         6
                                                           ---       ---

         Total                                             $ 1       $27
                                                           ===       ===


Note 4.       Notes Receivable.

         The Partnership's notes receivable from cable television system operators provided for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate was added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest was due and payable in full. Although the contractual interest rates may be higher, due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed interest, the Partnership limited the amount of interest recognized on the Partnership's performing notes receivable to cable television system operators to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believed it would be realized.

         Generally, notes receivable were classified as impaired and the accrual of interest on such notes were discontinued when the contractual payment of principal or interest had become 90 days past due or management had serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status would generally be applied towards the reduction of the outstanding note receivable balance, which may have included previously accrued interest as well as principal. Once the principal and accrued interest balance was reduced to zero, the remaining payments were applied to interest income. The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 was approximately $0 and $84,000, respectively.

         During the quarter ended June 30, 1995, the Partnership received a settlement on one of its remaining notes receivable from a cable television system operator which was considered to be impaired. The Partnership received a partial recovery of $56,000 as a settlement which was applied towards the $87,000 outstanding note receivable balance. The remaining balance of $31,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $53,000 during the quarter ended June 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

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

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                          1996         1995
                                                          ----         ----
                                                        (Amounts in Thousands)

    Beginning balance                                      $--       $ 100
         Provision for (recovery of) losses                 --         (69)
         Write downs                                        --         (31)
                                                           ---       -----
    Ending balance                                         $--         $--
                                                           ===       =====


Note 5.       Equipment on Operating Leases and Held for Lease.

         Equipment on lease consists primarily of computer peripheral equipment and small computer systems subject to operating leases. At December 31, 1996, the Partnership's remaining equipment was being held for lease. The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $0.

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

         The purpose of the equipment joint ventures is the acquisition and leasing of various types of equipment. Phoenix Leasing Growth Fund 1982 has participated in the following equipment joint ventures:

                                                             Weighted
                       Joint Venture                    Percentage Interest
                       -------------                    -------------------

               Arroyo Joint Venture VIII(1)                   40.00%
               Arroyo Joint Venture XVI(3)                    35.72
               Arroyo Joint Venture XVII(1)                   28.35
               PLI Limited Partnership Fund A(2)              25.24
               ACRO Joint Venture, Residential(3)             30.90
               Leveraged Joint Venture 1986(2)                23.44
               Leveraged Joint Venture 1987-1(1)              19.75
               Leveraged Joint Venture 1987-2                 17.91
               Leveraged Joint Venture 1987-3                  9.73
               Leveraged Joint Venture 1990-1                 15.88
               Xerox Graphics Joint Venture(1)                16.67
               Phoenix Joint Venture 1994-1                    5.37

(1)  Closed during 1994
(2)  Closed during 1995
(3)  Closed during 1996

         An analysis of the Partnership's investment in equipment joint ventures is as follows:

                              Net Investment                                                               Net Investment
                               at Beginning                             Equity in                              at End
Date                            of Period        Contributions           Earnings        Distributions        of Period
----                            ---------        -------------           --------        -------------        ---------
                                                                 (Amounts in Thousands)
Year Ended
  December 31, 1994               $ 89               $   276               $124               $169               $320
                                  ====               =======               ====               ====               ====

Year Ended
  December 31, 1995               $320               $  --                 $191               $342               $169
                                  ====               =======               ====               ====               ====


Year Ended
  December 31, 1996               $169               $  --                 $131               $207               $ 93
                                  ====               =======               ====               ====               ====

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                             1996      1995
                                                             ----      ----
                                                        (Amounts in Thousands)

    Cash and cash equivalents                              $  432    $  644
    Accounts receivable                                     1,443     1,776
    Operating lease equipment                                 525     1,021
    Other assets                                              512       691
                                                           ------    ------

         Total Assets                                      $2,912    $4,132
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  786    $  973
    Partners' capital                                       2,126     3,159
                                                           ------    ------

         Total Liabilities and Partners' Capital           $2,912    $4,132
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                  ----      ----      ----
                                                   (Amounts in Thousands)

    Rental income                                $2,609    $3,923    $3,293
    Gain on sale of equipment                       850     1,769     1,312
    Other income                                    141       742       259
                                                 ------    ------    ------

         Total Income                             3,600     6,434     4,864
                                                 ------    ------    ------

                                    EXPENSES

    Depreciation                                 $  332     1,188     1,257
    Lease related operating expenses              1,460     2,961     2,778
    Management fee to the General Partner           119       289       235
    Interest expense                               --        --           1
    Other expenses                                  126       272        88
                                                 ------    ------    ------

         Total Expenses                           2,037     4,710     4,359
                                                 ------    ------    ------

         Net Income                              $1,563    $1,724    $  505
                                                 ======    ======    ======

         As of December 31, 1996 and 1995, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $2,000 and $6,000, respectively.

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

         An analysis of the Partnership's investment account in financing joint ventures is as follows:

                              Net Investment                                                      Net Investment
                               at Beginning                       Equity in                           at End
Date                            of Period       Contributions      Earnings       Distributions      of Period
----                            ---------       -------------      --------       -------------      ---------
                                                          (Amounts in Thousands)
Year Ended
  December 31, 1994               $46               $-               $ 8               $45               $9
                                  ===               ==               ===               ===               ==

Year Ended
  December 31, 1995               $ 9               $-               $17               $21               $5
                                  ===               ==               ===               ===               ==

Year Ended
  December 31, 1996               $ 5               $-               $ 9               $ 8               $6
                                  ===               ==               ===               ===               ==

         The aggregate combined financial information of the financing joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                           December 31,
                                                          1996      1995
                                                          ----      ----
                                                       (Amounts in Thousands)

    Cash and cash equivalents                              $38       $28
                                                           ---       ---

         Total Assets                                      $38       $28
                                                           ===       ===

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $ 4       $ 5
    Partners' capital                                       34        23
                                                           ---       ---

         Total Liabilities and Partners' Capital           $38       $28
                                                           ===       ===

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996     1995      1994
                                                  ----     ----      ----
                                                  (Amounts in Thousands)

    Interest income                              $ 46      $ 73      $ 86
    Other income                                   30        77        17
                                                 ----      ----      ----

         Total Income                              76       150       103
                                                 ----      ----      ----

                                    EXPENSES

    Management fee to the General Partner           2         8        19
    Other expenses                                 11        19        43
                                                 ----      ----      ----

         Total Expenses                            13        27        62
                                                 ----      ----      ----

         Net Income                              $ 63      $123      $ 41
                                                 ====      ====      ====

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

         The foreclosed cable systems joint ventures owned by the Partnership, along with their percentage ownership is as follows:

                                                                 Percentage
              Joint Venture                                      Ownership
              -------------                                      ---------

              Phoenix Black Rock Cable J.V.(1)                      6.65%

         (1)  Cable system sold and joint venture closed during 1996.

         An analysis of the Partnership's net investment in foreclosed cable systems joint ventures at December 31, is as follows:

                               Net Investment                                                            Net Investment
                                at Beginning                         Equity in                               at End
Date                             of Period       Contributions        Earnings       Distributions         of Period
----                             ---------       -------------        --------       -------------         ---------
                                                               (Amounts in Thousands)
Year Ended
  December 31, 1994               $114               $--                $11               $ 17               $108
                                  ====               ====               ===               ====               ====

Year Ended
  December 31, 1995               $108               $--                $ 9               $  8               $109
                                  ====               ====               ===               ====               ====

Year Ended
  December 31, 1996               $109               $--                $72               $181               $--
                                  ====               ====               ===               ====               ====

         The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                           1996        1995
                                                           ----        ----
                                                        (Amounts in Thousands)

    Cash and cash equivalents                              $--       $  258
    Accounts receivable                                     --           31
    Property, plant and equipment                           --        1,449
    Other assets                                            --            1
                                                           ----      ------

         Total Assets                                      $--       $1,739
                                                           ====      ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $--       $   90
    Partners' capital                                       --        1,649
                                                           ----      ------

         Total Liabilities and Partners' Capital           $--       $1,739
                                                           ====      ======

                            STATEMENTS OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                   1996       1995     1994
                                                   ----       ----     ----
                                                    (Amounts in Thousands)

    Subscriber revenue                           $   50    $  680    $  658
    Gain on sale of cable system                  1,185      --        --
    Other income                                      9         8         3
                                                 ------    ------    ------

         Total Income                             1,244       688       661
                                                 ------    ------    ------

                                    EXPENSES

    Depreciation and amortization                    13       154       150
    Program services                                 12       181       154
    General and administrative expenses              19       185       155
    Management fees to an affiliate of the
      General Partner                               121        31        29
    Provision for losses on accounts receivable    --           7         7
                                                 ------    ------    ------

         Total Expenses                             165       558       495
                                                 ------    ------    ------

         Net Income                              $1,079    $  130    $  166
                                                 ======    ======    ======

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provided day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures paid a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level were not subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                 1996     1995
                                                 ----     ----
                                             (Amounts in Thousands)

    Equipment lease operations                   $--       $ 2
    General Partner and affiliates                 1        --
    Other                                         70        66
                                                 ---       ---

         Total                                   $71       $68
                                                 ===       ===


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

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                        Reported Amounts        Tax Basis         Net Difference
                        ----------------        ---------         --------------
                                         (Amounts in Thousands)
1996
----

   Assets                    $  829               $  837             $  (8)
   Liabilities                1,887                1,214               673

1995
----

   Assets                    $1,453               $1,488             $ (35)
   Liabilities                1,949                1,211               738


Note 10.      Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The General Partner incurs certain expenses, such as data processing and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. The expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the General Partner were $0, $1,000 and $1,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the years ended December 31, 1996, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 12.      Subsequent Events.

         In January 1997, cash distributions of $404,000 were made to the Limited Partners.


Note 13.      Fair Value of Financial Instruments.

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Securities, Available-for-Sale
The fair values of investments in available-for-sale securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments are as follows at December 31,:

                                                   Carrying
                                                    Amount           Fair Value
                                                    ------           ----------
                                                      (Amounts in Thousands)
1996
----

    Assets
         Cash and cash equivalents                 $  658               $  658
         Securities, available-for-sale                67                   67

1995
----

    Assets
         Cash and cash equivalents                 $1,078               $1,078
         Securities, available-for-sale                60                   60

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

          GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

          PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

          GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

          BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

          CYNTHIA E. PARKS, age 41, is Vice President, General Counsel, and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

          Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

          Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

                Phoenix Leasing American Business Fund, L.P.
                Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
                Phoenix High Tech/High Yield Fund
                Phoenix Leasing Cash Distribution Fund IV
                Phoenix Leasing Cash Distribution Fund III
                Phoenix Leasing Cash Distribution Fund II
                Phoenix Leasing Income Fund VII
                Phoenix Leasing Income Fund VI and
                Phoenix Leasing Income Fund 1977


Item 11.  Executive Compensation.

          Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

         (A)                       (B)                                  (C)                                   (D)

                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                      contingent forms
or persons in group          which served                          of remuneration                      of remuneration
-------------------          ------------            ---------------------------------------------      ---------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner                 $5(1)                        $0                       $0
                                                              =                            =                        =

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

Item 13.      Certain Relationships and Related Transactions.

         None.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Report of Independent Public Accountants                      9
              Balance Sheets as of December 31, 1996 and 1995.             10
              Statements of Operations for the Years Ended
                December 31, 1996, 1995 and 1994.                          11
              Statements of Partners' Capital for the Years Ended
                December 31, 1996, 1995 and 1994.                          12
              Statements of Cash Flows for the Years Ended
                December 31, 1996, 1995 and 1994.                          13
              Notes to the Financial Statements                         14-24

         2.   Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts and Reserves

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)      Exhibits

         21.  Additional Exhibits:
              a) Balance Sheets of Phoenix Leasing Incorporated       E21 1-12
              b) Financial Statements for Significant Subsidiaries
                 Phoenix Black Rock Cable J.V.                       E21 13-19

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


         Date:  March 25, 1997             By:    /S/  GUS CONSTANTIN
                --------------                    -------------------------
                                                  Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                        Date
       ---------                         -----                        ----


/S/  GUS CONSTANTIN     President, Chief Executive Officer and a  March 25, 1997
----------------------- Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/  PARITOSH K. CHOKSI Chief Financial Officer,                  March  25 1997
----------------------- Senior Vice President,                    --------------
(Paritosh K. Choksi)    Treasurer and a Director of
                        Phoenix Leasing Incorporated
                        General Partner


/S/  BRYANT J. TONG     Senior Vice President,                    March 25, 1997
----------------------- Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/  GARY W. MARTINEZ   Senior Vice President and a Director of   March 25, 1997
----------------------- Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/  MICHAEL K. ULYATT  Partnership Controller                    March 25, 1997
----------------------- of Phoenix Leasing Incorporated           --------------
(Michael K. Ulyatt)     Corporate General Partner

                                                                                                          Page 29 of 29


                                             PHOENIX LEASING GROWTH FUND 1982

                                                        SCHEDULE II
                                                  (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                       COLUMN B           COLUMN C       COLUMN D        COLUMN E         COLUMN F
           Classification                   Balance at         Charged to     Charged to      Deductions       Balance at
                                           Beginning of          Expense        Revenue                          End of
                                              Period                                                             Period
-------------------------------------     -------------        ----------    -----------     ------------     ------------

Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                                 $ 48             $ 0             $30             $12             $  6
   Allowance for early termination
     of financing leases                           2               0               1               0                1
   Allowance for losses on notes
     receivable                                  100               0               0               0              100
                                                ----             ---             ---             ---             ----

     Totals                                     $150             $ 0             $31             $12             $107
                                                ====             ===             ===             ===             ====


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                                 $  6             $11             $ 0             $17             $  0
   Allowance for early termination
     of financing leases                           1               0               1               0                0
   Allowance for losses on notes
     receivable                                  100               0              69              31                0
                                                ----             ---             ---             ---             ----

     Totals                                     $107             $11             $70             $48             $  0
                                                ====             ===             ===             ===             ====


Year ended December 31, 1996
   Allowance for losses on accounts
     receivable                                 $  0             $ 2             $ 0             $ 2             $  0
                                                ----             ---             ---             ---             ----

     Totals                                     $  0             $ 2             $ 0             $ 2             $  0
                                                ====             ===             ===             ===             ====
