Form 10QSB
period 1997-03-31
PHOENIX LEASING GROWTH FUND 1982
filed 1997-05-14
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-11170
                                                -------


                        PHOENIX LEASING GROWTH FUND 1982
--------------------------------------------------------------------------------
                                   Registrant

           California                                       68-2735710
-----------------------------                 ----------------------------------
     State of Jurisdiction                    I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                    94901-5527
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

                               Yes __X__ No _____

40,343 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                        PHOENIX LEASING GROWTH FUND 1982
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      March 31,     December 31,
                                                        1997           1996
                                                      -------         -------
ASSETS

Cash and cash equivalents                             $   293         $   658

Accounts receivable                                         1               1

Equipment on operating leases and held for
    lease (net of accumulated depreciation
    of $114 at March 31, 1997 and December 31,
    1996, respectively)                                  --              --

Investment in joint ventures                               64              99

Securities, available-for-sale                             55              67

Other assets                                                8               4
                                                      -------         -------

    Total Assets                                      $   421         $   829
                                                      =======         =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
    Accounts payable and accrued expenses             $    61         $    71

    Liquidation fees payable to the
     General Partner                                    1,816           1,816
                                                      -------         -------

    Total Liabilities                                   1,877           1,887
                                                      -------         -------

Partners' Capital (Deficit):
    General Partner                                      (408)           (408)

    Limited Partners, 44,000 units authorized,
      41,798 units issued and 40,343 units
      outstanding at March 31, 1997 and
      December 31, 1996                                (1,057)           (671)

    Unrealized gains on available-for-sale
      securities                                            9              21
                                                      -------         -------

    Total Partners' Capital (Deficit)                  (1,456)         (1,058)
                                                      -------         -------

    Total Liabilities and Partners' Capital
      (Deficit)                                       $   421         $   829
                                                      =======         =======


        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March  31,
                                                         1997      1996
                                                       -------   -------
INCOME

  Rental income                                        $   -     $     3
  Equity in earnings from joint ventures, net               21       116
  Other income                                               5         7
                                                       -------   -------

     Total Income                                           26       126
                                                       -------   -------

EXPENSES

  General and administrative expenses                        9        15
                                                       -------   -------

    Total Expenses                                           9        15
                                                       -------   -------

NET INCOME                                             $    17   $   111
                                                       =======   =======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                     $   .42   $  2.73
                                                       =======   =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                                     $ 10.01   $ 20.01
                                                       =======   =======

ALLOCATION OF NET INCOME:
  General Partner                                      $     3   $     1
  Limited Partners                                          14       110
                                                       -------   -------

                                                       $    17   $   111
                                                       =======   =======

        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                             March  31,
                                                        1997            1996
                                                      -------         -------
Operating Activities:

  Net income                                          $    17         $   111
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Equity in earnings from joint ventures, net         (21)           (116)
      Decrease in accounts receivable                    --                24
      Decrease in accounts payable and
       accrued expenses                                   (10)            (12)
      Increase in other assets                             (4)           --
                                                      -------         -------

  Net cash provided (used) by operating activities        (18)              7
                                                      -------         -------

Investing Activities:

  Distributions from joint ventures                        56             225
                                                      -------         -------

  Net cash provided by investing activities                56             225
                                                      -------         -------

Financing Activities:

  Distributions to partners                              (403)           (807)
                                                      -------         -------

  Net cash used by financing activities                  (403)           (807)
                                                      -------         -------

Decrease in cash and cash equivalents                    (365)           (575)

Cash and cash equivalents, beginning of period            658           1,078
                                                      -------         -------

Cash and cash equivalents, end of period              $   293         $   503
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

Note 2.    Reclassification.

           Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.    Income Taxes.

           Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.    Net Income (Loss) and Distributions per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the three month periods ended March 31, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.    Investment in Joint Ventures.

Equipment Joint Ventures

           The aggregate combined financial information of the equipment joint ventures is presented as follows:
                                                 March 31,  December 31,
                                                   1997         1996
                                                  ------       ------
                                                (Amounts in Thousands)

          Assets                                  $2,667       $2,912
          Liabilities                                763          786
          Partners' Capital                        1,904        2,126

                                                  Three Months Ended
                                                       March 31,
                                                   1997         1996
                                                  ------       ------
                                                (Amounts in Thousands)

          Revenue                                 $  687       $  961
          Expenses                                   351          587
          Net Income                                 336          374


Financing Joint Ventures

           The aggregate combined financial information of the financing joint ventures is presented as follows:

                                                 March 31,  December 31,
                                                   1997         1996
                                                  ------       ------
                                                (Amounts in Thousands)

          Assets                                  $   34       $   44
          Liabilities                                 11           10
          Partners' Capital                           23           34

                                                  Three Months Ended
                                                       March 31,
                                                   1997         1996
                                                  ------       ------
                                                (Amounts in Thousands)

          Revenue                                 $   14       $   20
          Expenses                                     3            5
          Net Income                                  11           15

Foreclosed Cable Systems Joint Venture

         The financial information of the foreclosed cable joint venture is presented as follows:

                                                 March 31,   December 31,
                                                   1997         1996
                                                  ------       ------
                                                (Amounts in Thousands)

          Assets                                  $ --         $ --
          Liabilities                               --           --
          Partners' Capital                         --           --

                                                  Three Months Ended
                                                       March 31,
                                                   1997         1996
                                                  ------       ------
                                                (Amounts in Thousands)

          Revenue                                 $ --         $1,276
          Expenses                                  --            164
          Net Income                                --          1,112

                        PHOENIX LEASING GROWTH FUND 1982


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Growth Fund 1982 (the Partnership) reported net income of $17,000 for the three months ended March 31, 1997, compared to net income of $111,000 during the same period in 1996. The decrease in net income is attributable to a decline in earnings from joint ventures.

        The decrease in total revenues of $100,000 for the three months ended March 31, 1997, as compared to the same period in 1996, is the result of a decline in all revenue items with equity in earnings from joint ventures causing the most significant of the decline in total revenues of $95,000. The decrease in earnings from joint ventures will be further discussed under "Joint Ventures".

        Total expenses decreased by $6,000 for the three months ended March 31, 1997, as compared to 1996 as a result of a decline in general and administrative expenses. General and administrative expenses consist primarily of postage, printing and insurance costs.

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

        Earnings from joint ventures decreased by $95,000 for the three months ended March 31, 1997, compared to the same period in the previous year. Earnings from joint ventures were higher than usual for the quarter ended March 31, 1996 due to the sale of a cable system at a gain in one of the foreclosed cable systems joint ventures. Such an event did not occur during 1997.

Liquidity and Capital Resources

        The Partnership reported net cash used by leasing and financing activities of $18,000 for the three months ended March 31, 1997, compared to net cash provided by leasing and financing activities of $7,000 for the same period in 1996. The reduction in net cash generated by leasing and financing activities for the three months ended March 31, 1997, compared to 1996, is a result of an absence in rental income. The Partnership's remaining equipment is being held for lease.

        As of March 31, 1997, the Partnership owned equipment held for lease with a purchase price of $257,000 and a net book value of $0 compared to $719,000 and $0 at March 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        Distributions from joint ventures declined by $169,000 for the three months ended March 31, 1997, compared to the same period in the prior year. Distributions from joint ventures were higher than usual during 1996 as a result of an increase in cash available for distributions from the Partnership's only foreclosed cable system joint venture as a result of the sale of its cable television system.

        The limited partners received cash distributions of $403,000 and $807,000 during the three months ended March 31, 1997 and 1996, respectively. As a result, the cumulative cash distributions to the limited partners are $38,870,000 and $38,467,000 as of March 31, 1997 and 1996, respectively. The
General Partner did not receive cash distributions for the periods ended March 31, 1997 and 1996. The distribution made on January 15, 1997 was made at a lower rate than the 1996 distribution.

        The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and make a final distribution to partners of the excess cash, if any. The Partnership currently does not anticipate making any further distribution to partners until the termination of the Partnership.

        Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                        PHOENIX LEASING GROWTH FUND 1982

                                 March 31, 1997

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

                                             PHOENIX LEASING GROWTH FUND 1982
                                             --------------------------------
                                                        (Registrant)


        Date                    Title                        Signature
        ----                    -----                        ---------


  May 13, 1997         Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
-----------------      Senior Vice President,            ----------------------
                       Treasurer and a Director of       (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


  May 13, 1997         Senior Vice President,            /S/ BRYANT J. TONG
-----------------      Financial Operations of           ----------------------
                       (Principal Accounting Officer)    (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


  May 13, 1997         Senior Vice President             /S/ GARY W. MARTINEZ
-----------------      and a Director of                 ----------------------
                       Phoenix Leasing Incorporated      (Gary W. Martinez)
                       General Partner


  May 13, 1997         Partnership Controller of         /S/ MICHAEL K. ULYATT
-----------------      Phoenix Leasing Incorporated      ----------------------
                       General Partner                   (Michael K. Ulyatt)