Form 10QSB
period 1997-06-30
PHOENIX LEASING GROWTH FUND 1982
filed 1997-08-13
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-11170
                                                -------


                        PHOENIX LEASING GROWTH FUND 1982
--------------------------------------------------------------------------------
                                   Registrant

           California                                     68-2735710
---------------------------------             ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California              94901-5527
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

                               Yes _X_   No ___

40,343 Units of Limited  Partnership  Interest were  outstanding  as of June 30,
1997.

Transitional small business disclosure format:

                               Yes ___   No _X_

                          Part I. Financial Information

                          Item 1. Financial Statements
                        PHOENIX LEASING GROWTH FUND 1982
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        June 30,    December 31,
                                                          1997         1996
                                                          ----         ----
ASSETS

Cash and cash equivalents                               $   319      $   658

Accounts receivable                                           1            1

Equipment on operating leases and held for
     lease (net of accumulated depreciation of
     $114 at June 30, 1997 and December 31, 1996)          --           --

Investment in joint ventures                                 77           99

Securities, available-for-sale                               63           67


Other assets                                                 10            4
                                                        -------      -------


     Total Assets                                       $   470      $   829
                                                        =======      =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

     Accounts payable and accrued expenses              $    60      $    71

     Liquidation fees payable to the General Partner      1,816        1,816
                                                        -------      -------


     Total Liabilities                                    1,876        1,887
                                                        -------      -------


Partners' Capital (Deficit):

     General Partner                                       (407)        (408)

     Limited Partners, 44,000 units authorized,
       41,798 units issued and 40,343 units
       outstanding at June 30, 1997 and
       December 31, 1996                                 (1,016)        (671)

     Unrealized gains on available-for-sale securities       17           21
                                                        -------      -------

     Total Partners' Capital (Deficit)                   (1,406)      (1,058)
                                                        -------      -------

     Total Liabilities and Partners' Capital (Deficit)  $   470      $   829
                                                        =======      =======


                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
INCOME

     Rental income                          $ --      $    1    $ --      $    4
     Equity in earnings from
        joint ventures, net                     43        49        64       165
     Gain on sale of securities               --          11      --          11
     Other income                                6        10        11        17
                                            ------    ------    ------    ------

        Total Income                            49        71        75       197
                                            ------    ------    ------    ------

EXPENSES

     Management fees to General Partner       --           3         1         4
     General and administrative expenses         7        11        15        25
                                            ------    ------    ------    ------

        Total Expenses                           7        14        16        29
                                            ------    ------    ------    ------

NET INCOME                                  $   42    $   57    $   59    $  168
                                            ======    ======    ======    ======


NET INCOME PER LIMITED
     PARTNERSHIP UNIT                       $ 1.02    $ 1.40    $ 1.44    $ 4.13
                                            ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                       $ --      $ --      $10.01    $20.01
                                            ======    ======    ======    ======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                             $    (2) $ --  $    1    $    1
     Limited Partners                           44        57        58       167
                                            ------    ------    ------    ------

                                            $   42    $   57    $   59    $  168
                                            ======    ======    ======    ======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1997        1996
                                                              ----        ----
Operating Activities:
   Net income                                                $  59      $   168
   Adjustments to reconcile net income to net cash
     used by operating activities:
       Equity in earnings from joint ventures, net             (64)        (165)
       Decrease in accounts receivable                        --             15
       Decrease in accounts payable and accrued expenses       (11)         (68)
       Increase in other assets                                 (6)          (1)
       Gain on sale of securities                             --            (11)
                                                             -----      -------

   Net cash used by operating activities                       (22)         (62)
                                                             -----      -------

Investing Activities:
   Distributions from joint ventures                            86          299
   Proceeds from sale of securities                           --             48
                                                             -----      -------

   Net cash provided by investing activities                    86          347
                                                             -----      -------

Financing Activities:
   Distributions to partners                                  (403)        (807)
                                                             -----      -------

   Net cash used by financing activities                      (403)        (807)
                                                             -----      -------

Decrease in cash and cash equivalents                         (339)        (522)

Cash and cash equivalents, beginning of period                 658        1,078
                                                             -----      -------

Cash and cash equivalents, end of period                     $ 319      $   556
                                                             =====      =======

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


Note 4.       Net Income (Loss) and Distributions per Limited Partnership Unit.

              Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the six month periods ended June 30, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.       Investment in Joint Ventures.

Equipment Joint Ventures

              The aggregate combined statements of operations of the equipment joint ventures is presented below:

                                                June 30,   December 31,
                                                  1997        1996
                                                  ----        ----
                                               (Amounts in Thousands)

    Assets                                       $2,584      $2,912
    Liabilities                                     860         786
    Partners' Capital                             1,724       2,126

                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                       1997       1996      1997      1996
                                       ----       ----      ----      ----
                                              (Amounts in Thousands)

    Revenue                            $673      $1,071    $1,360    $2,032
    Expenses                            374         542       725     1,130
    Net Income                          299         529       635       902


Financing Joint Venture

         The aggregate financial information of the financing joint venture is presented as follows:

                                              June 30, December 31,
                                                1997      1996
                                                ----      ----
                                            (Amounts in Thousands)

    Assets                                       $32       $44
    Liabilities                                   10        10
    Partners' Capital                             22        34


                                    Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                      1997       1996      1997      1996
                                      ----       ----      ----      ----
                                            (Amounts in Thousands)

    Revenue                            $6        $22       $20       $42
    Expenses                            2          3         5         8
    Net Income                          4         19        15        34

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                               June 30,  December 31,
                                                 1997       1996
                                                 ----       ----
                                              (Amounts in Thousands)

    Assets                                       $ --      $  --
    Liabilities                                    --         --
    Partners' Capital                              --         --

                                     Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                      1997       1996      1997       1996
                                      ----       ----      ----       ----
                                             (Amounts in Thousands)

    Revenue                           $--        $(34)     $--       $1,241
    Expenses                           --           1       --          164
    Net Income (Loss)                  --         (35)      --        1,077

                        PHOENIX LEASING GROWTH FUND 1982


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Growth Fund 1982 (the Partnership) reported net income of $42,000 and $59,000 for the three and six months ended June 30, 1997, respectively, compared to net income of $57,000 and $168,000 during the same periods in 1996. The decrease in net income is attributable to a decline in earnings from joint ventures and the absence of a gain on sale of securities.

         The decrease in total revenues of $22,000 and $122,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, is the result of a decline in all revenue items with equity in earnings from joint ventures causing the most significant of the decline in total revenues of $6,000 and $101,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease in earnings from joint ventures will be further discussed under "Joint Ventures".

         An additional factor contributing to the decline in total revenues for the three and six months ended June 30, 1997, compared to the same period in 1996, is the absence of a gain on sale of securities. During the three and six months ended June 30, 1996, the Partnership reported a gain on sale of securities of $11,000. This gain on sale of securities was a result of the Partnership selling a portion of its investment in Storage Technology Corporation common stock, receiving proceeds from the sale of $48,000.

         Total expenses decreased by $7,000 and $13,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, primarily as a result of a decline in general and administrative expenses. General and administrative expenses consist primarily of postage, printing and insurance costs.

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

         Earnings from joint ventures decreased by $6,000 and $101,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the previous year. This decline in earnings from joint ventures for both periods in 1997 is attributable to a decrease in rental income and gain on sale of equipment in several equipment joint ventures. Additionally, earnings from joint ventures were higher than usual for the six months ended June 30, 1996 due to a foreclosed cable system joint venture selling the assets of its cable system at a gain. Such an event did not occur during 1997.

Liquidity and Capital Resources

         The Partnership reported net cash used by leasing and financing activities of $22,000 for the six months ended June 30, 1997, compared to net cash used by leasing and financing activities of $62,000 for the same period in 1996. The improvement in net cash generated by leasing and financing activities for the six months ended June 30, 1997, compared to 1996, is due to no payment being made in 1997 to the General Partner for its liquidation fees.

         At June 30, 1997 and 1996, the Partnership's remaining equipment was held for lease. The equipment held for lease has a purchase price of $257,000 and a net book value of $0 at June 30, 1997, compared to $722,000 and $0 at June 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         Distributions from joint ventures declined by $213,000 for the six months ended June 30, 1997, compared to the same period in the prior year. Distributions from joint ventures were higher than usual during 1996 as a result of an increase in cash available for distributions from the Partnership's only foreclosed cable system joint venture. This foreclosed cable system joint venture sold the assets of its cable television system and ceased operations.

         The limited partners received cash distributions of $403,000 and $807,000 during the six months ended June 30, 1997 and 1996, respectively. As a result, the cumulative cash distributions to the limited partners are $38,870,000 and $38,467,000 as of June 30, 1997 and 1996, respectively. The
General Partner did not receive cash distributions for the periods ended June 30, 1997 and 1996. The distribution made on January 15, 1997 was made at a lower rate than the 1996 distribution.

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

                                  June 30, 1997

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

                                                PHOENIX LEASING GROWTH FUND 1982
                                                --------------------------------
                                                         (Registrant)


     Date                          Title                        Signature
     ----                          -----                        ---------


August 13, 1997          Senior Vice President            /S/ GARY W. MARTINEZ
---------------          and a Director of                ----------------------
                         Phoenix Leasing Incorporated     (Gary W. Martinez)
                         General Partner


August 13, 1997          Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
---------------          Senior Vice President,           ----------------------
                         Treasurer and a Director of      (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


August 13, 1997          Senior Vice President,           /S/ BRYANT J. TONG
---------------          Financial Operations of          ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


August 13, 1997          Partnership Controller of        /S/ MICHAEL K. ULYATT
---------------          Phoenix Leasing Incorporated     ---------------------
                         General Partner                  (Michael K. Ulyatt)