Form 10QSB
period 1997-09-30
PHOENIX LEASING GROWTH FUND 1982
filed 1997-11-12
CIK 356225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-11170
                                                -------

                        PHOENIX LEASING GROWTH FUND 1982
--------------------------------------------------------------------------------
                                   Registrant

         California                                        68-2735710
---------------------------                   ---------------------------------
   State of Jurisdiction                      I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                   94901-5527
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

                               Yes __X__ No _____

40,343 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING GROWTH FUND 1982
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
                                                         1997          1996
                                                        -------      --------
ASSETS

Cash and cash equivalents                               $   337      $   658

Accounts receivable                                           1            1

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $114 at September 30, 1997 and December
  31, 1996)                                                --           --

Investment in joint ventures                                 21           99

Securities, available-for-sale                               67           67


Other assets                                                 11            4
                                                        -------      -------

     Total Assets                                       $   437      $   829
                                                        =======      =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

     Accounts payable and accrued expenses              $    57      $    71

     Liquidation fees payable to the General Partner      1,816        1,816
                                                        -------      -------


     Total Liabilities                                    1,873        1,887
                                                        -------      -------


Partners' Capital (Deficit):

     General Partner                                       (408)        (408)

     Limited Partners, 44,000 units authorized,
       41,798 units issued and 40,343 units
       outstanding at September 30, 1997 and
       December 31, 1996                                 (1,049)        (671)

     Unrealized gains on available-for-sale
       securities                                            21           21
                                                        -------      -------

     Total Partners' Capital (Deficit)                   (1,436)      (1,058)
                                                        -------      -------

     Total Liabilities and Partners' Capital (Deficit)  $   437      $   829
                                                        =======      =======

        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1997      1996      1997      1996
                                          ------    ------    ------    ------
INCOME

     Rental income                        $    1    $    1    $    1    $    5
     Equity in earnings (losses)
      from joint ventures, net               (33)       46        32       210
     Gain on sale of securities             --        --        --          11
     Other income                              5         8        15        25
                                          ------    ------    ------    ------

        Total Income                         (27)       55        48       251
                                          ------    ------    ------    ------

EXPENSES

     Management fees to General Partner     --           1         1         4
     Provision for losses on receivables    --           2      --           2
     General and administrative expenses       7        11        22        36
                                          ------    ------    ------    ------

        Total Expenses                         7        14        23        42
                                          ------    ------    ------    ------

NET INCOME (LOSS)                         $  (34)   $   41    $   25    $  209
                                          ======    ======    ======    ======


NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                     $ (.82)   $ 1.01    $  .62    $ 5.14
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                     $ --      $ --      $10.01    $20.01
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                      $   (1)   $    1    $ --      $    2
     Limited Partners                        (33)       40        25       207
                                          ------    ------    ------    ------

                                          $  (34)   $   41    $   25    $  209
                                          ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING GROWTH FUND 1982
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                             1997     1996
                                                           -------   -------
Operating Activities:
   Net income                                              $    25   $   209
   Adjustments to reconcile net income to
     net cash used by operating activities:
       Equity in earnings from joint
        ventures, net                                          (32)     (210)
       Decrease in accounts receivable                        --          22
       Increase in provision for losses on
        receivables                                           --           2
       Decrease in accounts payable and
        accrued expenses                                       (14)      (74)
       Increase in other assets                                 (7)       (1)
       Gain on sale of securities                             --         (11)
                                                           -------   -------

   Net cash used by operating activities                       (28)      (63)
                                                           -------   -------

Investing Activities:
   Distributions from joint ventures                           110       343
   Proceeds from sale of securities                           --          47
                                                           -------   -------

   Net cash provided by investing activities                   110       390
                                                           -------   -------

Financing Activities:
   Distributions to partners                                  (403)     (807)
                                                           -------   -------

   Net cash used by financing activities                      (403)     (807)
                                                           -------   -------

Decrease in cash and cash equivalents                         (321)     (480)

Cash and cash equivalents, beginning of period                 658     1,078
                                                           -------   -------

Cash and cash equivalents, end of period                   $   337   $   598
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


Note 4.       Net Income (Loss) and Distributions per Limited Partnership Unit.

              Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 40,343 for the nine month periods ended September 30, 1997 and 1996. For purposes of allocating income
(loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.       Investment in Joint Ventures.

Equipment Joint Ventures

              The aggregate combined statements of operations of the equipment joint ventures is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,377     $ 2,912
        Liabilities                               557         786
        Partners' Capital                         820       2,126

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   271  $   822     $ 1,630  $ 2,853
        Expenses                         921      400       1,646    1,529
        Net Income (Loss)               (650)     422         (16)   1,324


Financing Joint Venture

         The aggregate financial information of the financing joint venture is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $    37     $    38
        Liabilities                                11           4
        Partners' Capital                          26          34


                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $    21  $    15     $    40  $    56
        Expenses                           1        3           5       11
        Net Income                        20       12          35       45

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $  --       $  --
        Liabilities                              --          --
        Partners' Capital                        --          --

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $  --    $     3     $  --    $ 1,244
        Expenses                        --       --          --        165
        Net Income                      --          3        --      1,079

                        PHOENIX LEASING GROWTH FUND 1982


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Growth Fund 1982 (the Partnership) reported a net loss of $34,000 and a net income of $25,000 for the three and nine months ended September 30, 1997, respectively, compared to a net income of $41,000 and $209,000 during the same periods in 1996. The decrease in earnings is attributable to a decline in earnings from joint ventures.

         The decrease in total revenues of $82,000 and $203,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, is the result of a decline in all revenue items with equity in earnings from joint ventures causing the most significant of the decline in total revenues of $79,000 and $178,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease in earnings from joint ventures will be further discussed under "Joint Ventures".

         An additional factor contributing to the decline in total revenues for the nine months ended September 30, 1997, compared to the same period in 1996, is the absence of a gain on sale of securities. During the nine months ended September 30, 1996, the Partnership reported a gain on sale of securities of $11,000. This gain on sale of securities was a result of the Partnership selling a portion of its investment in Storage Technology Corporation common stock, receiving proceeds from the sale of $47,000.

         Total expenses decreased by $7,000 and $19,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, primarily as a result of a decline in general and administrative expenses of $4,000 and $14,000, respectively. General and administrative expenses consist primarily of postage, printing and insurance costs.

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

         Earnings from joint ventures decreased by $79,000 and $178,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the previous year. This decline in earnings from joint ventures for both periods in 1997 is attributable to an equipment joint venture recording provisions for additional depreciation and losses on notes receivable. Additionally, earnings from joint ventures were higher than usual for the nine months ended September 30, 1996 due to a foreclosed cable system joint venture selling the assets of its cable system at a gain. Such an event did not occur during 1997.

Liquidity and Capital Resources

         The Partnership reported net cash used by leasing and financing activities of $28,000 for the nine months ended September 30, 1997, compared to net cash used by leasing and financing activities of $63,000 for the same period in 1996. The improvement in net cash generated by leasing and financing activities for the nine months ended September 30, 1997, compared to 1996, is due to no payment being made in 1997 to the General Partner for its liquidation fees.

         At September 30, 1997 and 1996, the Partnership's remaining equipment was held for lease. The equipment held for lease has a purchase price of $251,000 and a net book value of $0 at September 30, 1997, compared to $668,000 and $0 at September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         Distributions from joint ventures declined by $233,000 for the nine months ended September 30, 1997, compared to the same period in the prior year. Distributions from joint ventures were higher than usual during 1996 as a result of an increase in cash available for distributions from the Partnership's only foreclosed cable system joint venture. This foreclosed cable system joint venture sold the assets of its cable television system and ceased operations during 1996.

         The limited partners received cash distributions of $403,000 and $807,000 during the nine months ended September 30, 1997 and 1996, respectively. As a result, the cumulative cash distributions to the limited partners are $38,870,000 and $38,467,000 as of September 30, 1997 and 1996, respectively. The
General Partner did not receive cash distributions for the periods ended September 30, 1997 and 1996. The distribution made on January 15, 1997 was made at a lower rate than the 1996 distribution.

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

                               September 30, 1997

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

                                          PHOENIX LEASING GROWTH FUND 1982
                                          --------------------------------
                                                    (Registrant)


         Date                        Title                       Signature
         ----                        -----                       ---------


  November 12, 1997       Senior Vice President           /S/ GARY W. MARTINEZ
---------------------     and a Director of               ----------------------
                          Phoenix Leasing Incorporated    (Gary W. Martinez)
                          General Partner


  November 12, 1997       Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
---------------------     Senior Vice President,          ----------------------
                          Treasurer and a Director of     (Paritosh K. Choksi)
                          Phoenix Leasing Incorporated
                          General Partner


  November 12, 1997       Senior Vice President,          /S/ BRYANT J. TONG
---------------------     Financial Operations of         ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                          Phoenix Leasing Incorporated
                          General Partner